Form 10-Q
period 2008-06-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2008-10-03
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-147988

GREEN DRAGON WOOD PRODUCTS, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	26-1133266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

Unit 1914, 19th Floor, Miramar Tower 132 Nathan Road Tsimshatsui Hong Kong
(Address of Principal Executive Offices)

852-2482-5168
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2008:  4,000,000

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.

Financial Statements

Item 2.

Management’s Discussion And Analysis Or Plan Of Operation

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls And Procedures

Part II – Other Information

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Shares Of Equity Securities And Use Of Proceeds

Item 4.

Submission Of Matters To A Vote Of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

Signatures

Exhibit Index

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GREEN DRAGON WOOD PRODUCTS, INC.

BALANCE SHEET (Unaudited)

As of

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$29,392	$145,855
Pledged bank deposits	264,073	695,776
Inventories	203,827	234,308
Accounts receivable, net	6,342,272	5,610,789
Deposit, prepayment and other receivables	545,434	634,873
Total current assets	7,384,998	7,321,601
PLANT & EQUIPMENT
At cost:
Computer equipment	52,853	50,169
Others	22,126	22,126
Less: Accumulated depreciation
Computer equipment	(49,203)	(48,580)
Others	(19,358)	(18,516)
Total plant & equipment	6,418	5,199

TOTAL ASSETS	$7,391,416	$7,326,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payable	$4,328,016	$3,778,837
Accrued expenses and other payables	22,228	221,677
Due to a director	-	89,900
Import loans	590,380	1,062,553
Deposit received	154,954	66,022
Taxes payable	109,289	121,075
Total current liabilities	5,204,867	5,340,064

TOTAL LIABILITIES	5,204,867	5,340,064
STOCKHOLDERS’ EQUITY
Common stock, par value 0.001, 500,000,000 shares authorized; 4,000,000 shares issued and outstanding as of June 30, 2008	4,000	4,000
Additional paid in capital	640,500	640,500
Retained earnings	1,579,346	1,379,616
Accumulated other comprehensive income	(37,297)	(37,380)
TOTAL STOCKHOLDERS’ EQUITY	2,186,549	1,986,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,391,416	$7,326,800

See accompanying notes to the financial statements

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended June 30,

	2008	2007
Revenue	$5,097,927	$6,315,427

Cost of goods sold	4,333,596	5,809,541

Gross profit	764,331	505,886

Selling and marketing expenses
Cargo insurance	528	38
Claims paid	1,676	36,344
Commission paid	11,632	3,973
Freight	28,235	14,123
Transportation	34,984	7,674
	77,055	62,152

General and administrative expenses
Advertising	-	148
Bank charges	69,895	56,121
Cleaning expenses	337	4
Depreciation	1,468	1,826
Due and subscription	115	96
Electricity and water	193	465
Entertainment	16,013	2,531
Exchange loss	108,513	51,690
Insurance	6,205	3,898
Management fee	1,541	2,275
Mandatory Provident Fund contributions	-	14,509
Postage and courier	949	463
Printing and stationery	685	438
Professional fee	68,827	20,592
Rent and rates	35,508	9,990
Repairs and maintenance	168	6,198
Salaries	63,017	76,884
Sundries	49	803
Telephone	2,169	2,141
Traveling	27,933	181
	403,585	251,253

Net profit from operations	283,691	192,481

Other Income (Expense)
Other income	2,587	103
Claims received	-	22,663
Interest received	2,381	1,237
Interest expense	(49,461)	(125,081)
Total Other Income (Expense)	(44,493)	(101,078)

Quick Link to Table of Contents

Net profits before provision for income taxes	239,198	91,403

Provision for income taxes	(39,468)	-

Net profits	199,730	91,403

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(83)	(8,621)

Total Other Comprehensive Income (Loss)	(83)	(8,621)

Comprehensive income	$199,647	$82,782

Net income per share, basic & diluted	$0.05	$0.02

Weighted average number of shares	4,000,000	4,000,000

See accompanying notes to the financial statements

Quick Link to Table of Contents

 GREEN DRAGON WOOD PRODUCTS, INC.

STATEMENT OF CASH FLOWS (Unaudited)

For the Three Months Ended June 30

	2008	2007
Cash flow from operating activities
Net profit	$199,730	$91,403
Adjustments for:
Depreciation	1,468	1,826

Operating profit before changes in working capital	201,198	93,229

Decrease in inventories	30,481	-
Increase in trade receivables	(731,483)	(1,614,771)
Decrease (Increase) in deposits, prepayments and other receivables	89,439	(500,850)
Increase in amount due from a director	-	(244,296)
Increase in trade payables	549,179	2,526,481
Decrease in other payables and accruals	(199,449)	(157,041)
Increase in deposits received	88,932	201,696
Decrease in tax payable	(11,786)	(6,204)
Decrease in amount due to a related company	-	(100,978)
(Decrease) Increase in amount due to a director	(89,900)	55,702
Net cash (outflow) inflow from operating activities	(73,389)	252,968

Investing activities
Purchase of property, plant and equipment	(2,687)	(423)
Net cash outflow from investing activities	(2,687)	(423)

Financing activities
Decrease in pledged bank deposits	431,703	329,140
Decrease in bills payables and import loans	(472,173)	(362,997)
Increase in bank loans	-	54,578
Decrease in bank overdrafts	-	(29,959)
Net Cash outflow from financing activities	(40,470)	(9,238)

Net (decrease) increase in cash and cash equivalents	(116,546)	243,307

Effect of foreign exchange rate changes	83	(1,520)

Cash and cash equivalents at beginning of period	145,855	17,494

Cash and cash equivalents at end of period	$29,392	$259,281

Analysis of cash and cash equivalents
Cash and cash equivalents	$29,392	$259,281

Supplemental disclosure of cash flows information
Cash paid for:
Bank interest expenses	$49,461	$125,081
Income taxes	$51,282	$6,204

See accompanying notes to the financial statements

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

Notes to Financial Statements

June 30, 2008

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Green Dragon Wood Products, Inc., (The “Company”) was originally incorporated under the laws of Hong Kong on March 20, 2000 as Green Dragon Wood Products Company Limited.  On May 30, 2007 the company formed a British Virgin Islands corporation under the name of Fit Sum Group Limited for the purpose of re-domiciling the company to the United States.  To complete the re-domiciling of the corporation to the United States a Florida corporation, Green Dragon Wood Products, Inc. was formed on September 26, 2007.  Green Dragon Wood Products, Inc. became the legal entity of the Company while the original business of Green Dragon Wood Products Company Limited survives.

The principal activity of the Company is trading of timber.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Economic and Political Risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

The Company’s major operations in Hong Kong are subject to considerations and significant risks typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

(b)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(c)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. No allowances for doubtful debts for the three month periods ended June 30, 2008 and 2007 were incurred.  Bad debts are written off as incurred. No bad debt was incurred for the three months period ended June 30, 2008.

(d)

Inventories

Inventories consisting of goods for resale are stated at the lower of cost or net realizable value. Inventory costs are calculated using a weighted average, first in first out (FIFO) method of accounting.

(e)

Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. The cost of maintenance and repairs is charged to the statement of operations as incurred, whereas significant renewals and betterments are capitalized. The cost and the related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations.

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

Notes to Financial Statements

June 30, 2008

(Continued)

(f)

Depreciation and Amortization

The Company provides for depreciation of plant and equipment principally by use of the straight-line method for financial reporting purposes. Plant and equipment are depreciated over the following estimated useful lives:

Computer equipment

3⅓ - 5 years

Others

   5 years

The depreciation expense for the three month periods ended June 30, 2008 and 2007 amounted to $1,468 and $1,826, respectively.

(g)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the three months period ended June 30, 2008.

(h)

Income Tax

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The Company allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

In accordance with the relevant tax laws and regulations of Hong Kong, the corporation income tax rate applicable is 16.5%.  The Company’s income tax expense for the three month periods ended June 30, 2008 and 2007 was $45,778 and $nil, respectively.

(i)

Fair Value of Financial Instruments

The carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. Term debt secured by various properties have interest rates attached to them commensurate with the finance market at the time and management believes approximate fair values in the short as well as the long term. It is currently not practicable to estimate the fair value of the other debt obligations because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm's length with the Company's lenders, and there is no readily determinable similar instrument on which to base an estimate of fair value. Accordingly, no computation or adjustment to fair value has been determined.

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

Notes to Financial Statements

June 30, 2008

(Continued)

(j)

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

a)

Persuasive evidence of an arrangement exists,

b)

Delivery has occurred or services have been rendered,

c)

The seller's price to the buyer is fixed or determinable, and

d)

Collectibility is reasonably assured.

(k)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2008, there were no common share equivalents outstanding.

(l)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

(m)

Retirement Benefits

Hong Kong mandates companies to operate a mandatory provident fund scheme, which is available to all employees in Hong Kong. Both the Company and the employees are required to contribute 5% (subject to an aggregate amount of $256) per month of the employees’ relevant income.  Contributions from the Company are 100% vested in the employees as soon as they are paid to the scheme.  Contributions to the scheme are expensed in the statement of operations as they become payable in accordance with the rules of the scheme.  The assets of the scheme are held separately from those of the Company and managed by independent professional fund managers.  The Company provides no other retirement benefits to its employees.

(n)

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and the foreign currency translation gain, net of tax.

(o) Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (US$). The functional currency of the Company is the Hong Kong dollar (HK$). Capital accounts of the financial statements are translated into United States dollars from HK$ at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year.  The translation rates are as follows:

	June 30, 2008	June 30, 2007
Period end HK$ : US$ exchange rate	0.1282	0.1279
Average three months end HK$ : US$ exchange rate	0.1281	0.1279

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

Notes to Financial Statements

June 30, 2008

(Continued)

(p) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

Notes to Financial Statements

June 30, 2008

(Continued)

 (q) Available for sale securities

The Company reports the Available for sale securities at the fair market value at the balance sheet date.  Current income and dividends paid to the Company are reported in the current year operations.  Net unrealized gains and losses on available for sale securities are reported as other comprehensive income (loss).

NOTE 3 – ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

	As of June 30,	As of March 31,
	2008	2008
	(Unaudited)	(Audited)

Accounts receivable	$6,432,154	$5,700,675
Less: Allowance for doubtful accounts	(89,882)	(89,886)

Accounts receivable, net	$6,342,272	$5,610,789

Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales.  The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

NOTE 4 – INVENTORIES

Inventories consisting of goods for resale are stated at the lower of weighted average cost or net realizable value.

NOTE 5 – DEPOSIT, PREPAYMENT AND OTHER RECEIVABLES

Deposits consists of payments and deposits made by the Company to third parties in the normal course of business operations with no interest being charged and no fixed repayment terms. These payments are made for the purchase of goods and services that are used by the Company for its current operations.

The Company evaluates the amounts recorded as deposits, prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

Deposits, prepayment and other receivables as of June 30, 2008 were summarized as follows:

	As of June 30,	As of March 31,
	2008	2008
	(Unaudited)	(Audited)

Deposit for goods	$482,055	$609,785
Prepayment and other receivables	63,379	25,088

Total	$545,434	$634,873

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

Notes to Financial Statements

June 30, 2008

(Continued)

NOTE 6 – PLANT AND EQUIPMENT

Plant and equipment of the Company consist primarily of computer equipment owned by the Company. Plant and equipment as of June 30, 2008 are summarized as follows:

		As of June 30,		As of March 31,
		2008		2008
		(Unaudited)		(Audited)

At cost:	$		$
Computer equipment		52,853		50,169
Others		22,126		22,126
		74,979		72,295

Less: Accumulated depreciation
Computer equipment		49,203		48,580
Others		19,358		18,516
		68,561		67,096

Plant and equipment , net		$6,418		$5,199

Depreciation expenses for the three month periods ended June 30, 2008 and 2007 were $1,468 and $1,826, respectively.

NOTE 7 – INCOME TAX AND DEFERRED TAX LIABILITIES

Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong, the statutory corporate income tax rates are 16.5% for the periods ended June 30, 2008 and 2007, respectively.

The actual and effective corporate income tax was 16.5% and 17.5% for the three month periods ended June 30, 2008 and 2007, respectively.   Reconciliation of taxation for the period with the accounting profit:

	For the three month periods ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Income before tax	$239,198	$91,403

Tax at the HK profits tax rate: 16.5% (2007: 17.5%)	$39,468	$15,082
Income not exempted from tax	-	(15,082)
Taxation for the period	$39,468	$-

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

Notes to Financial Statements

June 30, 2008

(Continued)

The provisions for income taxes for the three months periods ended June 30, 2008 and 2007 are summarized as follows:

	For the three month periods ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Current	$39,468	$-
Deferred	-	-

TOTAL	$39,468	$-

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

NOTE 8 –BANK LOANS, OVERDRAFTS AND IMPORT LOANS

The Company has entered into an arrangement with several banks to borrow funds on a short term basis to cover overdrafts on the Company’s checking accounts.  The banks will cover the overdrafts on the checking accounts up to $333,000.  As of June 30, 2008, the Company did not utilize the bank overdraft and bank loan facilities.

The table below sets for the amounts of import loans owed by the Company to these banks at the balance sheet dates along with the stated interest rate charge by these banks.

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

Notes to Financial Statements

June 30, 2008

(Continued)

Import loans were summarized as follows:

	Interest rate
	As of June 30,	As of March 31,	As of June 30,	As of March 31,
	2008	2008	2008	2008
			(Unaudited)	(Audited)

Banks
Shanghai Commercial Bank	5.75%	5.75%	$590,380	$504,270
DBS Bank	-	5.75%	-	558,283

			$590,380	$1,062,553

All bank borrowings were secured by bank deposits and securities owned by the Company and personally guaranteed by Lee Kwok Leung, the director of the Company.

Interest expense for all outstanding debt was $49,461 and $125,081 for the three months periods ended June 30, 2008 and 2007, respectively.

The following provides how the interest rates on our credit facilities, bank loans and import loans are presently calculated.

Bank facilities

Name of bank	Interest rates as of June 30, 2008

Shanghai Commercial Bank	Hong Kong Dollar Prime rate + 5.5%
DBS Bank	Hong Kong Dollar Prime rate + 5.5%

The maturity of bank facilities is on perpetual basis.

Import loans

Name of banks	Nature	Interest rates as of June 30, 2008

Shanghai Commercial Bank	Hong Kong Dollar bill	Hong Kong Dollar Prime rate + 0.25%
	US Dollar bill	US Dollar Prime rate + 0.25%
DBS Bank	Hong Kong Dollar bill	Standard Bills rate + 0.25%
	US Dollar bill	Standard Bills rate

The maximum financing period for each invoice shall be ranged from 90 to 150 days, less: (1) supplier’s credit period (if any) and (2) in case payment is made to supplier after the payment due date, the period already lapsed.

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

Notes to Financial Statements

June 30, 2008

(Continued)

NOTE 9 – RELATED PARTY TRANSACTIONS

	As of June 30,	As of March 31,
	2008	2008
	(Unaudited)	(Audited)

Amount due to a director
Lee Kwok Leung	$-	$89,900

Due to a director on our balance sheet as of June 30, 2008 consists of advances from a director.  The amount is unsecured, interest-free and repaid during the period ended June 30, 2008.

NOTE 10 – COMMON STOCK

The Company has 500,000,000 shares of common shares authorized at a par value of $.001.  As of June 30, 2008, the Company has a total 4,000,000 shares of common stock issued and outstanding.

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Contingencies

The Inland Revenue Department of Hong Kong (“HKIRD”) has commenced a tax audit of the financial affairs of the Company for the year ended March 31, 2002 in March 2008.  An additional assessment of $410,256 was raised by the HKIRD for the year ended March 31, 2002.  The Company filed an objection to the HKIRD and the objection is still in process as of June 30, 2008.  As of the date of this report, the Company management considered the risk of possible tax claim from HKIRD to the Company is remote.

Operating lease commitments

As of June 30, 2008, the Company had arranged a non-cancelable operating lease with a third party for its office in Hong Kong.  The expected annual lease payments under this operating lease were as follows:

As of June 30, 2008
For the year ended March 31,
2009	110,303
2010	122,436

TOTAL	$232,739

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to Japan's legal system and economic, political and social events in Japan, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "Green Dragon" "we," "us," or "our" and the "Company" are references to the business of Green Dragon Wood Products, Inc.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management’s Discussion and Analysis or Plan of Operation." All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

Green Dragon Wood Products, Inc. began operations in September of 1998. The Company was incorporated on March 14, 2000 under the Companies Ordinance Chapter 32 in Hong Kong under the name Green Dragon Wood Products Co., Limited.   On the 30th day of May 2007 the Company formed a British Virgin Islands corporation under the name of Fit Sum Group Limited for the purposes of a share exchange to begin the process of domiciling to Florida to be a United States domestic company.  On September 28, 2007 the Company formed Green Dragon Wood Products, Inc., a Florida corporation to complete a share exchange to domicile to the United States.

Sources of Revenue

In its early stages, Green Dragon spent a great deal of time developing relationships with major suppliers of wood and veneer products such as saw mills, logging companies, wood veneer manufacturers, and wood exporters.  These relationships are a necessary part of our import/export process.  The raw wood materials we import/export are used in furniture, molding, flooring, furnishings, doors, and musical instruments.  Green Dragon uses third party manufacturers to produce final products to be shipped to our customers.  We do not manufacture any of our finished products.  All finished product is manufactured by outside manufacturers.

During the early years of the development of the Company our Chief Executive Officer (“CEO”), Mr. Lee, spent a great deal of time traveling and learning of the different species of wood and their characteristics.  It was this dedication to the learning process that has allowed us to remain in business and grow to a company with $20 million in sales annually.

Quick Link to Table of Contents

Since inception, Green Dragon Wood Products, Inc. has engaged in the import/export of various species of wood logs and veneers from the United States, West Africa, Southern China and Europe.  As a natural resource, wood is available in many species.  We spend time researching the various species that will best fit the needs of our customers and the availability of the raw wood.  Different woods have geographical, seasonal, and cutting season differences.  The decisions we make regarding these three differences are crucial to our business.

Green Dragon collects information from its customers and their demands for wood and veneers.  Our buyer then determines the best source to obtain the wood.  Since wood has historically been susceptible to trends that may last up to a decade, it is necessary for us to keep abreast of the current market trends in the demand for wood.  As a result of the ever changing trend in demand for wood, negotiation of prices and the terms of trade must be completed prior to the execution of any purchase.

We currently have ten (10) regular paid employees. Our staff includes our CEO as well as sales & marketing, purchasing, freight and logistics, finance and accounting and administrative personnel.

Results of Operations

General

The following table shows our revenues, expenditures and net income for the three month periods ended June 30, 2008 and June 30, 2007 (unaudited).

Table 4.0 Revenues, Expenditures and Net Income

YEAR	REVENUE	EXPENSES[1]	COMPREHENSIVE NET INCOME (LOSS)
Period Ended June 30, 2008	$ 5,097,927	$ 4,898,280	$ 199,647
Period Ended June 30, 2007	$ 6,315,427	$ 6,232,645	$ 82,782
[1] Our Total Expenses include our other income or expenses; provision for income taxes; foreign currency adjustment; and any gain or loss on the sale of securities.

Operating Results for the three months Ended June 30, 2008 Compared To June 30, 2007 (Unaudited)

For the three month interim period ended June 30, 2008, we had revenues of $5,097,927.  Our cost of goods sold for the period was $4,333,596.  Our selling and marketing expenses for the period were $77,055.  General and administrative expenses for the period ended June 30, 2008 were $403,585 leaving a profit from operations of $283,691.

After considering other income (loss) of ($44,493) we had a net profit before provision for income taxes of $239,198 for the three month period ending June 30, 2008.  Our net profit after income taxes was $199,730.  The following Statement of Operations reflects our current financial position.  Our Statement of Operations reflects a line item disclosure of our operations along with a line item comparison to the same period in our prior fiscal year.

Table 5.0  Green Dragon Wood Products, Inc. Statement of Operations

	3 months ended	3 months ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	Change	% Change
Revenue	$5,097,927	$6,315,427	$(1,217,500)	-19%

Cost of goods sold	4,333,596	5,809,541	(1,475,945)	-25%

Gross profit	764,331	505,886	258,445	51%

Selling and marketing expenses

Quick Link to Table of Contents

Cargo insurance	528	38	490	1289%
Claims paid	1,676	36,344	(34,668)	-95%
Commission paid	11,632	3,973	7,659	193%
Freight	28,235	14,123	14,112	100%
Transportation	34,984	7,674	27,310	356%
	77,055	62,152	14,903	24%

General and administrative expenses
Advertising	-	148	(148)	-100%
Bank charges	69,895	56,121	13,774	25%
Cleaning expenses	337	4	333	8325%
Depreciation	1,468	1,826	(358)	-20%
Due and subscription	115	96	19	20%
Electricity and water	193	465	(272)	-58%
Entertainment	16,013	2,531	13,482	533%
Exchange loss	108,513	51,690	56,823	110%
Insurance	6,205	3,898	2,307	59%
Management fee	1,541	2,275	(734)	-32%
Mandatory Provident Fund contributions	-	14,509	(14,509)	-100%
Postage and courier	949	463	486	105%
Printing and stationery	685	438	247	56%
Professional fee	68,827	20,592	48,235	234%
Rent and rates	35,508	9,990	25,518	255%
Repairs and maintenance	168	6,198	(6,030)	-97%
Salaries	63,017	76,884	(13,867)	-18%
Sundries	49	803	(754)	-94%
Telephone	2,169	2,141	28	1%
Traveling	27,933	181	27,752	15333%
	403,585	251,253	152,332	61%

Net profit from operations	283,691	192,481	91,210	47%

Other Income (Expense)
Other income	2,587	103	2,484	2412%
Claims received	-	22,663	(22,663)	-100%
Interest received	2,381	1,237	1,144	92%
Interest expense	(49,461)	(125,081)	75,620	-60%
Total Other Income (Expense)	(44,493)	(101,078)	56,585	-56%

Net profits before provision for income taxes	239,198	91,403	147,795	162%

Provision for income taxes	(39,468)	-	(39,468)	-100%

Net profits	199,730	91,403	108,327	119%

Quick Link to Table of Contents

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(83)	(8,621)	8,538	-99%

Total Other Comprehensive Income (Loss)	(83)	(8,621)	8,538	-99%

Comprehensive income	199,647	82,782	116,865	141%

Net income per share, basic & diluted	0.05	0.02	0.03	150%

Weighted average number of shares	4,000,000	4,000,000	0	0%

Revenues. For the three months ended June 30, 2008, revenues were $5,097,927, compared to $6,315,427 for the three months ended June 30, 2007. There was a significant decrease in revenues of $1,217,500 or 19%.  Our decrease of $1,217,500 over our first quarter revenues for the same period in 2007 we attribute directly to our efforts at completing our registration statement and the filing of a listing application with FINRA to be listed on the OTCBB.

Cost of Revenues. Cost of Revenues decreased by $1,475,945 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Our cost of goods sold decreased significantly due to the ability of the company to purchase raw materials at a lower cost. As a percentage of revenues, our cost of revenue were 85% for the three months ended June 30, 2008, a decrease from 92% for the three months ended June 30, 2007.

Gross Profit (Loss). For the three months ended June 30, 2008 and 2007, we had net profits of $199,730 and $91,403 respectively. The increase in our net profit is due primarily to the decrease in the cost of our raw materials.  In our general and administrative expenses we did have a significant increase in our currency rate of exchange.  We had an increase of $56,823 or 110% in our exchange loss for the period ended June 30, 2008 compared to the same period in 2007.  Our exchange rate loss was computed using the rate as of June 30, 2008 and 2007 or $0.1282 and $0.1279 respectively.  Our professional fees also increased significantly to $68,827 at June 30, 2008 from $20,592 at June 30, 2007.  The increase in fees of $48,235 or 234% is directly related to our legal and accounting fees as they relate to the completion of our registration statement.

Provision for Income Taxes.  We made a provision for income taxes of $39,468 for the three months ended June 30, 2008.

Net Income. As a result of the factors described above, net income increased from $91,403 for the three months ended June 30, 2007 to $199,730for the same period in 2008.  The increase of $108,327 or 119% we attribute directly to our ability to purchase our raw materials at lower cost.

Liquidity and Capital Resources

Our internal liquidity is provided by our operations. Our total current assets exceed our current liabilities by over $2,180,131.   While our cash has decreased by over $115,000 our accounts receivable has increased by over $700,000.  Management does not believe that our accounts receivable is high considering our industry and our prior history of very low bad debts from our receivables.  Management believes that in the fiscal year 2008 the Company will show a profit after allowance for taxes and operations should be sustainable in the long-term of at least twelve (12) months as a result of this net income.  In the event the company needs additional funds, the company will use its credit facilities.  Management maintains positive business and credit relationships with the Company’s banks.  As a result of these continuous relationships our credit facilities for short term credit is very strong.  Management does not foresee any problems with continued support from banks that currently provide our credit lines.

The company has open lines of credit with the following banks:

Bank of China (Hong Kong) Limited

Citibank N.A. Hong Kong Branch

Quick Link to Table of Contents

DBS Bank Hong Kong

HSBC Commercial

Shanghai Commercial Bank Limited

The Company plans on reducing its credit facilities so that the DBS Bank (Hong Kong) Limited and the Shanghai Commercial Bank Ltd. are the only banks with which the company will have open lines of credit.  The exact date of closing our lines of credit with the other banks has not yet been determined.  The following table sets forth information relative to each banks terms.

Table 6.0 Bank Credit Facilities

Name of Bank	Amount of Credit Line	Terms of Repayment	Current Balance
DBS Bank (Hong Kong) Limited	$7,000,000 HKD[1]	120 Days	$-0-
Shanghai Commercial Bank Ltd.	$5,500,000 HKD[1]	120 Days	$590,380
Bank of China (Hong Kong) Limited	$5,000,000 HKD[1]	120 Days	$-0-
Citigroup N.A.	$8,800,000 HKD[1] & $100,000 USD[2]	120 Days	$-0-
HSBC Commercial	$19,150,000 HKD[1]	150 Days	$-0-
[1] HKD represents Hong Kong Dollars. [2] USD represents United States Dollars.

While the capital resources of the company are stable from a cash perspective, the credit of the Company for debt financing if necessary is extremely strong due to our strong banking relations and the credit facilities provided for our veneer products.  From time to time we do have a need to exercise our credit options on a short term basis due to the nature of our business as importers/exporters. The company has established lines of credit with banks and management maintains very strong relations with these banks.  Management believes that its current lines of credit are more than sufficient to cover any short and long term liquidity needs.  Our historical financial liquidity needs have been shown to be more than adequately covered by our credit facilities.  We believe that the strength of our management team to maintain strict internal control of its cash flow and liquidity that the current credit facilities are adequate for our needs.

Our accounts receivable represent approximately eighty-six percent (86%) of our total current assets.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  Green Dragon draws off the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

In the event we are unable to generate sufficient funds to continue our business efforts or if the company is pursued by a larger company for a business combination, we will analyze all strategies to continue the company and increase shareholder value.  Only under these circumstances would we consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the shareholder value of the Company.  Management believes its responsibility to increase shareholder value is of paramount importance, which means the Company should consider the aforementioned alternatives in the event funding is not available on favorable terms to the Company when and if needed.

Cash Flow for three months ended June 30, 2008 compared to June 30, 2007 (Unaudited)

The following table provides the statements of net cash flows for the periods presented in this filing:

Table 7.0  Green Dragon Wood Products, Inc. Statement of Cash Flows

	3 months ended	3 months ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	Change	% Change
Cash flow from operating activities
Net profit	$199,730	$91,403	108,327	119%

Quick Link to Table of Contents

Adjustments for:
Depreciation	1,468	1,826	(358)	-20%

Operating profit before changes in working capital	201,198	93,229	107,969	116%

Decrease in inventories	30,481	-	30,481	100%
Increase in trade receivables	-731,483	-1,614,771	883,288	55%
Decrease (Increase) in deposits, prepayments and other receivables	89,439	-500,850	590,289	118%
Increase in amount due from a director	-	-244,296	244,296	100%
Increase in trade payables	549,179	2,526,481	(1,977,302)	-78%
Decrease in other payables and accruals	-199,449	-157,041	(42,408)	-27%
Increase in deposits received	88,932	201,696	(112,764)	-56%
Decrease in tax payable	-11,786	-6,204	(5,582)	-90%
Decrease in amount due to a related company	-	-100,978	100,978	100%
(Decrease) Increase in amount due to a director	-89,900	55,702	(145,602)	-261%
Net cash (outflow) inflow from operating activities	-73,389	252,968	(326,357)	-129%

Investing activities
Purchase of property, plant and equipment	-2,687	-423	(2,264)	-535%
Net cash outflow from investing activities	-2,687	-423	(2,264)	-535%

Financing activities
Decrease in pledged bank deposits	431,703	329,140	102,563	31%
Decrease in bills payables and import loans	-472,173	-362,997	(109,176)	-30%
Increase in bank loans	-	54,578	(54,578)	-100%
Decrease in bank overdrafts	-	-29,959	29,959	100%
Net Cash outflow from financing activities	-40,470	-9,238	(31,232)	-338%

Net (decrease) increase in cash and cash equivalents	-116,546	243,307	(359,853)	-148%

Effect of foreign exchange rate changes	83	-1,520	1,603	-105%

Cash and cash equivalents at beginning of period	145,855	17,494	128,361	734%

Cash and cash equivalents at end of period	$29,392	$259,281	(229,889)	-89%

Analysis of cash and cash equivalents
Cash and cash equivalents	$29,392	$259,281	(229,889)	-89%

Supplemental disclosure of cash flows information
Cash paid for:
Bank interest expenses	$49,461	$125,081	(75,620)	-60%
Income taxes	$51,282	$6,204	45,078	727%

Quick Link to Table of Contents

Operating Activities.   For the three months ended June 30, 2008 and 2007, our operating activities provided $01,198 and $93,229 respectively.  The cash and cash equivalents at the end of the period, after giving effect to foreign exchange rate changes, was $29,392 and $259,281, respectively.  This decrease is primarily attributable to the decrease in our trade payables of $1,977,302 or 78% compared to the same period in 2007.  Our trade receivables decreased to $731,483 from $1,614,771 from the period ended June 30, 2007 to the same period in 2008.

Investing Activities.  For the three month periods ended June 30, 2008 and 2007 the net cash outflows for the purchases of property, plant and equipment were ($2,687) and ($423), respectively. Management does not believe this contributed significantly to our decrease in our cash on hand.

Financing Activities.  Net cash provided (used) by financing activities in the three month periods ended June 30, 2008 and 2007 totaled ($40,470) and ($9,238), respectively. The decrease in the cash provided by financing activities was primarily attributable to the elimination of bank loans and overdrafts.  We did have a change of $102,563 in our pledged bank deposits from June 30, 2007 to 2008.  This represents a 31% difference from 2007 to 2008.  Our bills payable and our import loans went from $362,997 at June 30, 2007 to $472,173 at June 30, 2008 a difference of $109,176 or 30%.  These changes when adjusted with our changes in our bank loans and bank overdrafts show a difference of $31,232 or 338% for the period ended June 30, 2008 when compared to the period ended June 30, 2007.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. We do not anticipate a change in the patterns due to seasonality at this time.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative

Quick Link to Table of Contents

 instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have exposure to many market risks, such as potential loss arising from adverse change in market rates and prices, such as foreign currency exchange and interest rates.  We do not hold any derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer ("Certifying Officer") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, our Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, our Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our Company required to be disclosed in our periodic filings with the SEC.

Changes in internal controls

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

Sarbanes - Oxley Act 404 compliance

The Company anticipates that it will be fully compliant with Section 404 of the Sarbanes-Oxley Act of 2002 by the required date for smaller reporting companies and it is in the process of reviewing its internal control systems in order to be compliant with Section 404 of the Sarbanes-Oxley Act. However, at this time the Company makes no representation that its systems of internal control comply with Section 404 of the Sarbanes-Oxley Act.

** Remainder of this page intentionally left blank **

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2

UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered offerings by Green Dragon Wood Products, Inc., a Florida Corporation.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the three month period ending June 30, 2008 that were not reported in a current report on Form 8-K.

ITEM 5

OTHER INFORMATION

Committees

We currently do not have standing audit, nominating or compensation committees.  Currently, our entire Board of Directors is responsible for the functions that would otherwise be handled by these committees.  We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the Board of Directors.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The nominating committee would be responsible for nomination of new director candidates and will be responsible for implementing our corporate governance policies and procedures.  The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Our Board of Directors has not made a determination as to whether any member of our board is an audit committee financial expert.  Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

** Remainder of this page intentionally left blank **

Quick Link to Table of Contents

ITEM 6

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation – Hong Kong Filed on January 23, 2008 as Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-147988) and incorporated herein by reference.
3.2

Articles of Incorporation – British Virgin Islands

Filed on January 23, 2008 as Exhibit 3.2 to the registrant’s Registration Statement on Form SB-2 (File No. 333-147988) and incorporated herein by reference.

3.3	Articles of Incorporation – Florida Filed on January 23, 2008 as Exhibit 3.3 to the registrant’s Registration Statement on Form SB-2 (File No. 333-147988) and incorporated herein by reference.
3.4	By-Laws Filed on January 23, 2008 as Exhibit 3.4 to the registrant’s Registration Statement on Form SB-2 (File No. 333-147988) and incorporated herein by reference.
4.1

SHARE EXCHANGE AGREEMENT between Fit Sum Group Limited, Inc., a British Virgin Islands corporation and Green Dragon Wood Products Co. Limited, a Hong Kong company

Filed on January 23, 2008 as Exhibit 4.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-147988) and incorporated herein by reference.

4.2

SHARE EXCHANGE AGREEMENT between Green Dragon Wood Products, Inc., a Florida corporation and Fit Sum Group Limited, a British Virgin Islands company

Filed on January 23, 2008 as Exhibit 4.2 to the registrant’s Registration Statement on Form SB-2 (File No. 333-147988) and incorporated herein by reference.

15	Letter on Unaudited Interim Financial Information by Randall N. Drake, C.P.A.
23

Consent of Experts and Counsel: Independent Auditor's Consent by Madsen & Associates, C.P.A., Inc.

Filed on April 24, 2008 as Exhibit 23.4 to the registrant’s Registration Statement on Form S-1/A (File No. 333-147988) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: September 30, 2008	/s/Kwok Leung Lee.
Kwok Leung Lee
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial officer

Quick Link to Table of Contents

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation – Hong Kong Filed on January 23, 2008 as Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-147988) and incorporated herein by reference.
3.2

Articles of Incorporation – British Virgin Islands

Filed on January 23, 2008 as Exhibit 3.2 to the registrant’s Registration Statement on Form SB-2 (File No. 333-147988) and incorporated herein by reference.

3.3	Articles of Incorporation – Florida Filed on January 23, 2008 as Exhibit 3.3 to the registrant’s Registration Statement on Form SB-2 (File No. 333-147988) and incorporated herein by reference.
3.4	By-Laws Filed on January 23, 2008 as Exhibit 3.4 to the registrant’s Registration Statement on Form SB-2 (File No. 333-147988) and incorporated herein by reference.
4.1

SHARE EXCHANGE AGREEMENT between Fit Sum Group Limited, Inc., a British Virgin Islands corporation and Green Dragon Wood Products Co. Limited, a Hong Kong company

Filed on January 23, 2008 as Exhibit 4.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-147988) and incorporated herein by reference.

4.2

SHARE EXCHANGE AGREEMENT between Green Dragon Wood Products, Inc., a Florida corporation and Fit Sum Group Limited, a British Virgin Islands company

Filed on January 23, 2008 as Exhibit 4.2 to the registrant’s Registration Statement on Form SB-2 (File No. 333-147988) and incorporated herein by reference.

15	Letter on Unaudited Interim Financial Information by Randall N. Drake, C.P.A.
23

Consent of Experts and Counsel: Independent Auditor's Consent by Madsen & Associates, C.P.A., Inc.

Filed on April 24, 2008 as Exhibit 23.4 to the registrant’s Registration Statement on Form S-1/A (File No. 333-147988) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.