Form 10-Q
period 2008-09-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2008-11-14
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2008:  4,000,000

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

Item 5.

Other Information

Item 6.

Exhibits

Signatures

Exhibit Index

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$17,520	$145,855
Pledged bank deposits	266,686	695,776
Inventories	114,897	234,308
Accounts receivable, net	6,127,434	5,610,789
Deposit, prepayment and other receivables	779,617	634,873
Total current assets	7,306,154	7,321,601
PLANT & EQUIPMENT
At cost:
Computer equipment	53,101	50,169
Others	22,230	22,126
Less: Accumulated depreciation
Computer equipment	(50,062)	(48,580)
Others	(20,295)	(18,516)
Total plant & equipment	4,974	5,199

TOTAL ASSETS	$7,311,128	$7,326,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$4,361,476	$3,778,837
Accrued expenses and other payables	30,969	221,677
Due to a director	-	89,900
Import loans	605,631	1,062,553
Deposit received	43,155	66,022
Taxes payable	83,654	121,075
Total current liabilities	5,124,885	5,340,064

TOTAL LIABILITIES	$5,124,885	$5,340,064
STOCKHOLDERS’ EQUITY
Common stock, par value 0.001, 500,000,000 shares authorized; 4,000,000 shares issued and outstanding as of June 30, 2008	4,000	4,000
Additional paid in capital	640,500	640,500
Retained earnings	1,563,993	1,379,616
Accumulated other comprehensive income	(22,250)	(37,380)
TOTAL STOCKHOLDERS’ EQUITY	2,186,243	1,986,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,311,128	$7,326,800

See accompanying notes to the financial statements

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
	2008	2007	2008	2007
Revenue	$3,394,046	$6,149,379	$8,491,973	$12,464,806

Cost of goods sold	(3,064,125)	(4,420,824)	(7,397,721)	(10,230,365)

Gross profit	329,921	1,728,555	1,094,252	2,234,441

Selling and marketing expenses
Cargo insurance	(1,193)	-	(1,721)	(38)
Claims paid	(1)	(21,616)	(1,677)	(57,960)
Commission paid	(6,332)	(22,935)	(17,964)	(26,908)
Freight	(61,360)	(35,570)	(89,595)	(49,693)
Transportation	35,244	(6)	260	(7,680)
	(33,642)	(80,127)	(110,697)	(142,279)

General and administrative expenses
Advertising	-	-	-	(148)
Auditors’ remuneration	-	(19,968)	-	(19,968)
Bank charges	(78,145)	(39,842)	(148,040)	(95,963)
Cleaning expenses	(484)	-	(821)	(4)
Depreciation	(1,468)	(1,831)	(2,936)	(3,657)
Due and subscription	(116)	-	(231)	(96)
Electricity and water	(306)	(272)	(499)	(737)
Entertainment	(10,551)	(450)	(26,564)	(2,981)
Exchange loss	54,519	(67,655)	(53,994)	(119,345)
Insurance	(8,335)	(4,556)	(14,540)	(8,454)
Management fee	(3,130)	(2,278)	(4,671)	(4,553)
Mandatory Provident Fund contributions	(2,046)	(4,424)	(4,437)	(18,933)
Postage and courier	(667)	(1,813)	(1,616)	(2,276)
Printing and stationery	(711)	(508)	(1,396)	(946)
Professional fee	(85,153)	(6,435)	(153,980)	(27,027)
Rent and rates	(64,447)	(10,005)	(99,955)	(19,995)
Repairs and maintenance	(2,279)	(6,279)	(2,447)	(12,477)
Salaries	(72,048)	(74,425)	(132,674)	(151,309)
Sundries	(10,462)	(550)	(10,511)	(1,353)
Telephone	(3,908)	(2,619)	(6,077)	(4,760)
Traveling	(22,143)	(4,505)	(50,076)	(4,686)
	(311,880)	(248,415)	(715,465)	(499,668)

Net profits/(loss) from operations	(15,601)	1,400,013	268,090	1,592,494

Other income (expense)
Other income	39,307	37,971	41,894	38,074
Claims received	3,955	17	3,955	22,680
Interest received	1,381	600	3,762	1,837
Interest expense	(22,409)	(76,979)	(71,870)	(202,060)
	22,234	(38,391)	(22,259)	(139,469)

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(CONTINUED)

	For the three months ended September 30,		For the six months ended September 30,
	2008	2007	2008	2007

Net profits before tax	6,633	1,361,622	245,831	1,453,025

Provision for income taxes	(21,986)	(238,283)	(61,454)	(254,279)

Net profits/(loss)	(15,353)	1,123,339	184,377	1,198,746

Other comprehensive income/(loss)
Foreign currency translation adjustment	15,213	33,304	15,130	24,683
Unrealised loss on available for sale securities	-	(25,155)	-	(25,155)

Total other comprehensive income (loss)	15,213	8,149	15,130	(472)

Comprehensive income/(loss)	$(140)	$1,131,488	$199,507	$1,198,274

Interim Dividend	$-	$1,932,000	$-	$1,932,000

Net income/(loss) per share, basic & diluted	$(0.004)	$0.281	$0.046	$0.300

Weighted average number of shares	4,000,000	4,000,000	4,000,000	4,000,000

See accompanying notes to the financial statements

Quick Link to Table of Contents

 GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the six months ended September 30,
	2008	2007
Cash flows from operating activities
Net profit	$184,377	$1,198,746
Adjustments for:
Depreciation	2,936	3,657

Operating profit before changes in working capital	187,313	1,202,403

Increase in trade receivables	(516,645)	(3,700,779)
Decrease in inventories	119,411	-
Increase in deposits, prepayments and other receivables	(144,744)	(613,226)
Increase in amounts due from related companies	-	(26,003)
Decrease in amount due from a director	-	1,272,499
Decrease in bank overdrafts	-	(127,891)
Increase in trade payables	582,639	4,549,991
Decrease in other payables and accruals	(190,708)	(172,006)
Decrease in bills payables and import loans	(456,922)	(1,918,301)
(Decrease)/increase in deposits received	(22,867)	32,592
(Decrease)/increase in tax payable	(37,421)	248,641
(Decrease) Increase in amount due to a director	(89,900)	317,318
Decrease in amount due to a related company	-	(75,157)
Net cash (used in)/provided by operating activities	(569,844)	990,081

Cash flows from investing activities
Purchase of property, plant and equipment	(2,711)	(1,067)
Proceeds from disposal of investment in securities	-	924,906
Net cash used in investing activities	(2,711)	923,839

Cash flows from financing activities
Repayment of bank loans	-	(181,087)
Decrease in pledged bank deposits	429,090	340,973
Dividend paid	-	(1,932,000)
Net cash provided by financing activities	429,090	(1,772,114)

Net (decrease)/increase in cash and cash equivalents	(143,465)	141,806

Effect of foreign exchange rate changes	15,130	(74)

Cash and cash equivalents at beginning of period	145,855	17,494

Cash and cash equivalents at end of period	$17,520	$159,226

Supplemental disclosure of cash flows information
Cash paid for:
Interest	$71,870	$202,060
Income taxes	$98,875	$5,638

See accompanying notes to the financial statements

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

Notes To Condensed Consolidated Financial Statements

September 30, 2008

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

The interim financial statements of Green Dragon Wood Products, Inc. for the three and six months ended September 30, 2008 and 2007 are not audited.  The financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2008, and the results of its operations and cash flows for the six months ended September 30, 2008.

The results of operations for the three and six months ended September 30, 2008, are not necessarily indicative of the results for a full year period.

NOTE 2 - USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.  See “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(b)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. During the period under review, the Company maintains all its bank accounts in Hong Kong.

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Continued)

(c)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. No allowances for doubtful debts for the six months ended September 30, 2008 and 2007, respectively were incurred.  Bad debts are written off as incurred. No bad debt was incurred for the six months ended September 30, 2008 and 2007.

(d)

Inventories

Inventories consisting of goods for resale are stated at the lower of cost or net realizable value. Inventory costs are calculated using a weighted average method of accounting.

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

Computer equipment

3⅓ - 5 years

Others

        5 years

The depreciation expense for the six months ended September 30, 2008 and 2007 amounted to $2,936 and $3,657, respectively.

(g)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the six months ended September 30, 2008 and 2007, respectively.

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

In accordance with the relevant tax laws and regulations of Hong Kong, the corporation income tax rate applicable for the six months ended September 30, 2008 is 16.5% (2007: 17.5%).  The Company’s income tax expense for the six month periods ended September 30, 2008 and 2007 was $61,454 and $254,279, respectively.

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Continued)

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

b)

Delivery has occurred or services have been rendered,

c)

The seller's price to the buyer is fixed or determinable, and

d)

Collectibility is reasonably assured.

(k)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2008, there were no common share equivalents outstanding.

(l)

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

(m)

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

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Continued)

(n) Foreign Currency Translation

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

	September 30, 2008	March 31, 2008	September 30, 2007

Period end HK$ : US$ exchange rate	0.1288	0.1282	0.1288
Average six months end HK$ : US$ exchange rate	0.1282	0.1282	0.1280

(o) Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

 (p) Available for sale securities

The Company reports the Available for sale securities at the fair market value at the balance sheet date.  Current income and dividends paid to the Company are reported in the current year operations.  Net unrealized gains and losses on available for sale securities are reported as other comprehensive income (loss).

NOTE 4 – ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

	As of September 30,	As of March 31,
	2008	2008
	(Unaudited)	(Audited)

Accounts receivable	$6,215,886	$5,700,675
Less: Allowance for doubtful accounts	(88,452)	(89,886)

Accounts receivable, net	$6,127,434	$5,610,789

Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales.  The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

NOTE 5 – INVENTORIES

Inventories consisting of goods for resale are stated at the lower of cost or net realizable value.

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Continued)

NOTE 6 – DEPOSIT, PREPAYMENT AND OTHER RECEIVABLES

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

Deposits, prepayment and other receivables as of September 30, 2008 were summarized as follows:

	As of September 30,	As of March 31,
	2008	2008
	(Unaudited)	(Audited)

Deposit for goods	$671,921	$609,785
Prepayment and other receivables	107,696	25,088

Total	$779,617	$634,873

NOTE 7 – PLANT AND EQUIPMENT

Plant and equipment of the Company consist primarily of computer equipment owned by the Company. Plant and equipment as of September 30, 2008 are summarized as follows:

		As of September 30,		As of March 31,
		2008		2008
		(Unaudited)		(Audited)

At cost:	$		$
Computer equipment		53,101		50,169
Others		22,230		22,126
		75,331		72,295

Less: Accumulated depreciation
Computer equipment		50,062		48,580
Others		20,295		18,516
		70,357		67,096

Plant and equipment , net		$4,974		$5,199

Depreciation expenses for the six months ended September 30, 2008 and 2007 were $2,936 and $3,657, respectively.

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Continued)

NOTE 8 – INCOME TAX AND DEFERRED TAX LIABILITIES

(a)

Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong, the statutory corporate income tax rates are 16.5% and 17.5% for the six months ended September 30, 2008 and 2007, respectively.

The actual and effective corporate income tax was 25% and 17.5% for the six months ended September 30, 2008 and 2007, respectively.   A reconciliation of taxation for the periods with accounting profits is presented as follows:

	For the six months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Income before tax	$245,831	$1,453,025

Tax at the HK profits tax rate: 16.5% (2007: 17.5%)	$40,562	$254,279
Tax effect of undeductible expenses	20,892	-
Taxation for the period	$61,454	$254,279

The provisions for income taxes are summarized as follows:

	For the six months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Current	$61,454	$254,279
Deferred	-	-

TOTAL	$61,454	$254,279

(b)

Deferred tax

There are no other timing differences between reported book or financial income and income computed for income tax purposes.  Therefore, the Company has made no adjustment for deferred tax assets or liabilities.

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Continued)

NOTE 9 - IMPORT LOANS

The table below sets for the amounts of import loans owed by the Company to these banks at the balance sheet dates along with the stated interest rate charge by these banks.

Import loans were summarized as follows:

	Interest rate as of		Balance as of
	September 30,	March 31,	September 30,	March 31,
	2008	2008	2008	2008
			(Unaudited)	(Audited)

Banks
Shanghai Commercial Bank	5.75%	5.75%	$605,631	$504,270
DBS Bank	-	5.75%	-	558,283

			$605,631	$1,062,553

All bank borrowings were secured by bank deposits and securities owned by the Company and personally guaranteed by Lee Kwok Leung, the director of the Company.

Interest expense for all outstanding debt was $71,870 and $202,060 for the six months ended September 30, 2008 and 2007, respectively.

The following provides how the interest rates on our credit facilities and import loans are presently calculated.

(a) Bank facilities

Name of bank	Interest rates as of September 30, 2008

Shanghai Commercial Bank	Hong Kong Dollar Prime rate + 0.25%

The maturity of bank facilities is on perpetual basis.

(b) Import loans

Name of banks	Nature	Interest rates as of September 30, 2008

Shanghai Commercial Bank	Hong Kong Dollar bill	Hong Kong Dollar Prime rate + 0.25%
	US Dollar bill	US Dollar Prime rate + 0.25%

The maximum financing period for each invoice shall be ranged from 90 to 150 days, less: (1) supplier’s credit period (if any) and (2) in case payment is made to supplier after the payment due date, the period already lapsed.

Quick Link to Table of Contents

GREEN DRAGON WOOD PRODUCTS, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Continued)

NOTE 10 – RELATED PARTY TRANSACTIONS

	As of September 30,	As of March 31,
	2008	2008
	(Unaudited)	(Audited)
Amount due to a director
Lee Kwok Leung	$-	$89,900

Due to a director on our balance sheet as of March 31, 2008 consists of advances from a director.  The amount is unsecured, interest-free and repaid during the period ended September 30, 2008.

NOTE 11 – COMMON STOCK

The Company has 500,000,000 shares of common shares authorized at a par value of $.001.  As of September 30, 2008, the Company has a total 4,000,000 shares of common stock issued and outstanding.

NOTE 12 – CONTINGENCIES AND COMMITMENTS

Contingencies

The Inland Revenue Department of Hong Kong (“HKIRD”) has commenced a tax audit of the financial affairs of the Company for the year ended March 31, 2002 in March 2008.  An additional assessment of $410,256 was raised by the HKIRD for the year ended March 31, 2002.  The Company filed an objection to the HKIRD and the objection is still in process as of September 30, 2008.  As of the date of this report, the Company’s management considered the risk of possible tax claim from HKIRD to the Company is remote.

Operating lease commitments

As of September 30, 2008, the Company had arranged a non-cancelable operating lease with a third party for its office in Hong Kong.  The expected annual lease payments under this operating lease were as follows:

As of September 30, 2008
(Unaudited)
For the year ended March 31,
2009	76,039
2010	123,004
TOTAL	$199,043

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "management believes" and similar language. The forward-looking statements are based on the current expectations of CBTT and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Except as otherwise indicated by the context, references in this Form 10-Q to “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to Green Dragon Wood Products, Inc., a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our condensed consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Staff Accounting Bulletin ("SAB") No. 104

We recognize revenue in accordance with SAB No. 104. All of the following criteria must exist in order for us to recognize revenue:

1. Persuasive evidence of an arrangement exists;

2. Delivery has occurred or services have been rendered;

3. The seller's price to the buyer is fixed or determinable; and

4. Collectability is reasonably assured.

The majority of the Company's revenue results from sales contracts with direct customers and revenues are generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Quick Link to Table of Contents

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Three Months Ended September 30, 2008 as Compared to Three Months Ended September 30, 2007

The following table summarizes the results of our operations during the three months periods ended September 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three months period ended September 30, 2008 to the three months period ended September 30, 2007.

	Three months ended September 30,		Increase /	% increase
	2008	2007	(Decrease)
Revenue	$3,394,046	$6,149,379	$(2,755,333)	-44.8%
Cost of Goods Sold	3,064,125	4,420,824	(1,356,699)	-30.7%
Gross Profit	329,921	1,728,555	(1,398,634)	-80.9%
Selling and Marketing Expenses	33,642	80,127	(46,485)	-58.0%
General and Administrative Expenses	311,880	248,415	63,465	25.5%
Total Operating Expenses	345,522	328,542	16,980	5.2%
Income (loss)from Operation	(15,601)	1,400,013	(1,415,614)	-101.1%
Other Income (expense)	22,234	(38,391)	60,625	36.7%
Income before Income Tax	6,633	1,361,622	(1,354,989)	-99.5%
Provision for Taxes	21,986	238,283	(216,297)	-90.8%
Net income/(loss)	(15,353)	1,123,339	(1,138,692)	-101.4%

Revenues

Sales revenue decreased from $6,149,379 for the three months period ended September 30, 2007 to $3,394,046 for the same period of 2008, a decrease of  $2,755,333 or 45%.

The decrease in revenue was mainly due to decrease in sales to construction and renovation projects customers.

Cost of goods sold and gross profit

Cost of goods sold for the three months period ended September 30, 2008 was $3,064,125, a decrease of $1,356,699 or 31% compared to $4,420,824 of the same period in 2007. The decrease of cost of goods sold was a result of decrease in sales.

Our gross profit decreased by $1,398,634, or 81%, to $329,921 for the period ended September 30, 2008 from $1,728,555 during the same period in 2007. Gross profit as a percentage of revenue was 10% for the third quarter of 2008, a decrease of  18% from 28% during the same period in 2007. Such decrease was mainly due to the increase purchase cost.

Sales and marketing

Selling and marketing expenses, including distribution expenses decreased from $80,127 in the third quarter of 2007 to $33,642 for the same period of 2008, or a decrease of $46,485.

The decrease in the selling and marketing expenses is primary due to the decrease of claims ($21,615) and commission paid ($16,603), this decrease offset the increase in freight ($25,790).  The decrease in claims paid as a result of better quality control of our products.

Quick Link to Table of Contents

General and Administrative

General and administrative expenses increased from $248,415 for the three months period ended June 30, 2007 to $311,880 for the same period of 2008, or an increase of $63,465.   This is mainly due to the increase in Professional fee of $78,718.

Income before income tax and income taxes expenses

Income before income tax was $6,633 for the third quarter of 2008 compared to $1,361,622 for the same period of 2007, representation a decrease of $1,354,989. The decrease was mainly due to the decrease of gross profit margin of 18%.

Provision for taxation for the three months period ended September 30, 2008 was $21,986, compared to $238,283 for the three months period ended September 30, 2007.  The Company’s effective tax rate for the third quarter of 2008 was 16.5%.

Net income

Net loss for the third quarter of 2008 was $15,353, representing a decrease of $1,138,692 from the same period in 2007. The decrease was mainly due to the decrease in gross profit of $1,398,634.

Six Months Ended September 30, 2008 as Compared to Six Months Ended September 30, 2007

The following table summarizes the results of our operations during the six months periods ended September 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the six months period ended September 30, 2008 to the six months period ended September 30, 2007.

	Six months ended September 30,		Increase /	% increase
	2008	2007	(Decrease)
Revenue	$8,491,973	$12,464,806	$(3,972,833)	-31.9%
Cost of Goods Sold	7,397,721	10,230,365	(2,832,644)	-27.7%
Gross Profit	1,094,252	2,234,441	(1,140,189)	-51.0%
Selling and Marketing Expenses	110,697	142,279	(31,582)	-22.2%
General and Administrative Expenses	715,465	499,668	215,797	43.2%
Total Operating Expenses	826,162	641,947	184,215	28.7%
Income from Operation	268,090	1,592,494	(1,324,404)	-83.2%
Other Income (expense)	(22,259)	(139,469)	117,210	84.0%
Income before Income Tax	245,831	1,453,025	(1,207,194)	-83.1%
Provision for Taxes	61,454	254,279	(192,825)	-75.8%
Net income	184,377	1,198,746	(1,014,369)	-84.6%

Revenues

Sales revenue decreased from $12,464,806 for the six months period ended September 30, 2007 to $8,491,973 for the same period of 2008, a decrease of $3,972,833 or 32%.

The decrease in revenue was mainly due to decrease in sales to construction and renovation projects customers.

Cost of goods sold and gross profit

Cost of goods sold for the six months period ended September 30, 2008 was $7,397,721, a decrease of $2,832,644 or 28% compared to $10,230,365 of the same period in 2007. The decrease of cost of goods sold was a result of decrease in sales.

Our gross profit decreased by $1,140,189, or 51%, to $1,094,252 for the period ended September 30, 2008 from $2,234,441 during the same period in 2007. Gross profit as a percentage of revenue was 13% for the third quarter of 2008, a decrease of 5% from 18% during the same period in 2007. Such decrease was mainly due to the increase purchase cost.

Quick Link to Table of Contents

Sales and marketing

Selling and marketing expenses, including distribution expenses decreased from $142,279 in the third quarter of 2007 to $110,697 for the same period of 2008, or a decrease of $31,582.

The decrease in the selling and marketing expenses is primary due to the decrease of claims ($56.283) and commission paid ($8,944), this decrease offset the increase in freight ($39,902).  The decrease in claims paid as a result of better quality control of our products.

General and Administrative

General and administrative expenses increased from $499,668 for the six months period ended June 30, 2007 to $715,465 for the same period of 2008, or an increase of $215,797.

The increase in general and administrative expenses is primary due to:

Bank charges	$52,077
Professional fee	126,953
Traveling expenses	45,390

Income before income tax and income taxes expenses

Income before income tax was $184,377 for the third quarter of 2008 compared to $1,453,025 for the same period of 2007, representation a decrease of $1,207,194. The decrease was mainly due to the decrease of gross profit margin of 5%.  These decrease of gross profit and the increase of operating expenses led to decrease of Income before income tax by 83%.

Provision for taxation for the six months period ended September 30, 2008 was $61,454, compared to $254,279 for the six months period ended September 30, 2007.  The Company’s effective tax rate for the third quarter of 2008 was 16.5%.

Net income

Net income for the third quarter of 2008 was $184,377, representing a decrease of $1,014,369 from the same period in 2007. The decrease was mainly due to the decrease in gross profit of $1,140,189.

Liquidity and Capital Resources

Cash

Our cash balance at September 30, 2008, was $17,520, representing a decrease of $58,469 compared with our cash balance of $75,989 at December 31, 2007.

Cash Flow

	Six months ended September 30
	2008	2007
Net cash from operating activities	$(569,844)	$990,081
Net cash from investing activities	$(2,711)	$(1,008,161)
Net cash provided by financing activities	$429,090	$159,886
Net increase in cash	$(143,465)	$141,806

Cash outflows from operations during the six months ended September 30, 2008 amounted to $569,844 as compared to net cash inflows from operations of $990,081 in the same period of 2007. The decrease in cash inflow was due primarily to increase in our accounts receivable and prepaid expenses and other receivables.

Quick Link to Table of Contents

Our cash outflows used in investing activities during the six months ended  September 30, 2008 amounted to $2,711 as compared to the net cash used in investing activities amounted to $1,008,161 in the same period of 2007. During that period, we purchased equipment for office use.

Our cash inflows for financing activities amounted to $429,090 in the six months ended September 30, 2008 as compared to cash inflows of $159,886 from financing activities in the same period last year. The increase in cash inflow for financing activities was primarily due to the decrease in pledged bank deposits.

Working Capital

Our working capital was $644,500 at September 30, 2008.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2008, but from time to time, we may identify new expansion opportunities for which there will be a need for the use of cash.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered offerings by Green Dragon Wood Products, Inc., a Florida Corporation.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the three month period ending September 30, 2008 that were not reported in a current report on Form 8-K.

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: September 30, 2008	/s/Kwok Leung Lee.
Kwok Leung Lee
Chief Executive Officer

Dated: September 30, 2008	/s/Kwok Leung Lee.
Kwok Leung Lee
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation – Hong Kong Filed on January 23, 2008 as Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-147988) and incorporated herein by reference.
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