Form 10-Q
period 2008-12-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2009-02-23
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2008
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-53379

GREEN DRAGON WOOD PRODUCTS, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	26-1133266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

Unit 312, 3rd Floor, New East Ocean Centre 9 Science Museum Road Kowloon, Hong Kong
(Address of Principal Executive Offices)

852-2482-5168
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. □  Yes   □ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.The number of shares outstanding of each of the issuer’s classes of common stock as of February 20, 2009:  4,000,000

TABLE OF CONTENTS

PART I  –  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GREEN DRAGON WOOD PRODUCTS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND MARCH 31, 2008

	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$53,721	$145,855
Restricted cash	268,232	695,776
Accounts receivable, net	7,307,424	5,610,789
Inventories	73,046	234,308
Deposits, prepayments and other receivables	507,804	634,873

Total current assets	8,210,227	7,321,601

Non-current assets:
Plant and equipment, net	3,915	5,199

TOTAL ASSETS	$8,214,142	$7,326,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$5,036,630	$3,778,837
Accrued liabilities and other payables	305,618	221,677
Amount due to a director	-	89,900
Revolving lines of credit	727,152	1,062,553
Customer deposits	39,599	66,022
Income tax payable	64,191	121,075

Total liabilities	6,173,190	5,340,064

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 4,000,000 shares issued and outstanding as of December 31, 2008 and March 31, 2008	4,000	4,000
Additional paid-in capital	640,500	640,500
Retained earnings	1,415,973	1,379,616
Accumulated other comprehensive loss	(19,521)	(37,380)

Total stockholders’ equity	2,040,952	1,986,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,214,142	$7,326,800

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED DECMBER 31, 2008 AND 2007
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007

Revenues, net	$3,217,503	$4,586,145	$11,709,476	$17,050,951

Cost of revenue	3,208,321	4,639,502	10,716,739	15,012,146

Gross profit (loss)	9,182	(53,357)	992,737	2,038,805

Operating expenses:
Depreciation	1,069	3,668	4,005	7,325
General and administrative	241,129	398,173	899,664	895,490

Total operating expenses	242,198	401,841	903,669	902,815

INCOME (LOSS) FROM OPERATIONS	(233,016)	(455,198)	89,068	1,135,990

Other income (expense):
Dividend income	-	4,540	-	4,540
Foreign exchange gain (loss)	103,054	(83,068)	49,060	(202,413)
Interest income	1,290	262	5,052	2,099
Interest expense	(42,708)	(57,899)	(114,578)	(259,959)
Other income	3,962	-	49,811	15,627
Other expense	-	(45,127)	-	-

INCOME (LOSS) BEFORE INCOME TAXES	(167,418)	(636,490)	78,413	695,884

Income tax benefit (expense)	19,398	111,385	(42,056)	(121,780)

NET (LOSS) INCOME	$(148,020)	$(525,105)	$36,357	$574,104

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	2,729	(17,801)	17,859	6,882
- Disposal of investments	-	46,465	-	46,465
- Unrealized loss on available for sale securities	-	25,155	-	-

COMPREHENSIVE (LOSS) INCOME	$(145,291)	$(471,286)	$54,216	$627,451

Net income (loss) per share – Basic and Diluted	$(0.04)	$(0.13)	$0.01	$0.14

Weighted average number of shares outstanding during the period – Basic and Diluted	4,000,000	4,000,000	4,000,000	4,000,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	Nine months ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$36,357	$574,104
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,005	7,325
Allowance for doubtful accounts	-	120,089
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,696,635)	2,994,294
Inventories	161,262	-
Deposits, prepayments and other receivables	127,069	(7,678)
Accounts payable, trade	1,257,793	(1,735,771)
Accrued liabilities and other payables	83,941	(72,174)
Amount due to a director	(89,900)	(493,490)
Customer deposits	(26,423)	112,337
Amounts due to related parties	-	(75,157)
Income tax payable	(56,884)	115,764
Net cash (used in) provided by operating activities	(199,415)	1,539,643

Cash flows from investing activities:
Purchase of plant and equipment	(2,721)	(728)
Proceeds from disposal of investment in securities	-	1,017,891
Net cash (used in) provided by investing activities	(2,721)	1,017,163

Cash flows from financing activities:
Repayment of bank loans	-	(235,331)
Change in restricted cash	427,544	344,117
Change in bank overdrafts	-	(145,650)
Repayment of revolving lines of credit	(335,401)	(2,441,265)
Net cash provided by (used in) investing activities	92,143	(2,478,129)

Effect of exchange rate changes on cash and cash equivalents	17,859	(20,182)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(92,134)	58,495

BEGINNING OF PERIOD	145,855	17,494

END OF PERIOD	$53,721	$75,989

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$98,940	$6,016
Cash paid for interest expenses	$114,578	$259,558

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividend payable set off against amount due from a director	$-	$1,932,000
Waiver of the remaining due to director	$-	$166,011

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008
(Unaudited)

	Common stock
	No. of share	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity

Balance as of April 1, 2008	4,000,000	$4,000	$640,500	$1,379,616	$(37,380)	$1,986,736

Net income for the period	-	-	-	36,357	-	36,357

Foreign currency translation adjustment	-	-	-	-	17,859	17,859

Balance as of December 31, 2008	4,000,000	$4,000	$640,500	$1,415,973	$(19,521)	$2,040,952

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

NOTE - 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2008 and 2007 have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the condensed unaudited balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto for the year ended March 31, 2008 included in the Company’s Registration Statement on Form S-1.

NOTE - 2	ORGANIZATION AND BUSINESS BACKGROUND

Green Dragon Wood Products, Inc., (the “Company” or “GDWP”) was incorporated under the laws of the State of Florida on September 26, 2007.

On September 26, 2007, GDWP entered a share exchange transaction with equity owners of Dragon Industrial Inc. (“GDI”) (formerly Fit Sum Group Limited). Pursuant to the share exchange transaction, GDI’s equity owners transferred 100% of the equity interest in GDI in exchange for 4,000,000 shares of common stock of the Company. GDI was incorporated as a limited liability company in the British Virgin Islands (“BVI”) on May 30, 2007, for the purpose of holding 100% equity interest in Green Dragon Wood Products Company Limited (“GDWPCL”). Upon completion of the share exchange, GDI became a wholly-owned subsidiary of the Company.

GDWPCL was incorporated as a limited liability company in Hong Kong Special Administrative Region of the People’s Republic of China (“the PRC”) on March 14, 2000. The principal activity of GDWPCL is trading of wood logs, wood lumber, wood veneers and other wood products in Hong Kong.

On May 30, 2007, GDI entered an exchange agreement with the equity owners of GDWPCL, whereby GDI transferred 37,500 shares of its common stock to the shareholders of GDWPCL in exchange for 5,000,000 ordinary shares of GDWPCL. Upon the completion of the share exchange, GDWPCL became a wholly-owned subsidiary of GDI.

The Company, through its subsidiaries, mainly engages in re-sale and trading of wood logs, wood lumber, wood veneer and other wood products in Hong Kong.

The two consecutive transactions have been accounted for as a reverse acquisition and recapitalization of the Company, through a wholly-owned subsidiary, GDI, whereby GDWPCL is deemed to be the ultimate accounting acquirer (legal acquiree) and the Company to be the ultimate accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of GDWPCL, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction. The Company is deemed to be a continuation of the business of GDWPCL, through its immediate holding company, GDI.

GDWP, GDI and GDWPCL are hereinafter referred to as (the “Company”).

NOTE - 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

●	Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of GDWP and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

(a)	Sales of products

Revenue from the trading of wood logs, wood lumber, wood veneer and other wood products is recognized when the products are delivered to and received by the customers, collectibility is reasonably assured and the prices are fixed and determinable.

(b)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenue

Cost of revenue includes cost of wood logs and veneers for re-sale to the customers. Shipping and handling costs of the delivery of products are borne by the Company, which includes $168,903 and $136,352 in cost of revenue for the nine months ended December 31, 2008 and 2007, respectively.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customers’ current credit worthiness and the economic environment.

●	Inventories

Inventories mainly include wood veneers for re-sale and are stated at lower of cost or market value, cost being determined on a weighted average method.

As of December 31, 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Depreciable life
Computer equipment	3-5 years
Office equipment	5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended December 31, 2008 and 2007 was $1,069 and $3,668, respectively.

Depreciation expense for the nine months ended December 31, 2008 and 2007 was $4,005 and $7,325, respectively.

●	Valuation of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of December 31, 2008.

●	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes,” which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the periods of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

The Company conducts its major business in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authorities.

●	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Retirement benefits

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

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is United States dollar ("US$"). The Company's subsidiaries in Hong Kong, maintain their books and records in its local currency, Hong Kong Dollars ("HK$"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with SFAS No 52. “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HK$ into US$ has been made at the following exchange rates for the respective period:

	December 31, 2008	March 31, 2008	December 31, 2007
Months end HK$1:US$ exchange rate	0.1290	0.1282	0.1282
Average monthly HK$1:US$ exchange rate	0.1285	0.1282	0.1282

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates one reportable business segment.

●	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, deposits, prepayments and other receivable, accounts payable, customer deposits, income tax payable, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

●	Economic and political risk

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

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The adoption of EITF 07-5 did not have a material impact on the Company’s current consolidated financial position, results of operations or cash flows.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). SP 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP 133-1 and FIN 45-4 did not have a material impact on the Company’s current consolidated financial position, results of operation or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of SFAS 157-3 did not have a material impact on the Company’s current consolidated financial position, results of operations or cash flows.

NOTE - 4	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is provided for the three and nine months ended December 31, 2008.

	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)

Accounts receivable, trade	$7,396,027	$5,700,675
Less: allowance for doubtful accounts	(88,603)	(89,886)
Accounts receivable, net	$7,307,424	$5,610,789

NOTE - 5	DEPOSITS, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consisted of:

	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)

Purchase deposits	$428,952	$609,785
Prepayment and other receivables	78,852	25,088
	$507,804	$634,873

NOTE - 6	REVOLVING LINES OF CREDIT

Revolving lines of credit consist of the following:

	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)
Payable to financial institutions in Hong Kong:
Shanghai Commercial Bank	$727,152	$504,270
DBS Bank	-	558,283

Total revolving lines of credit	$727,152	$1,062,553

The Company has a revolving line of credit with Shanghai Commercial Bank with the available balance of $961,538 (equivalent to HK$7,500,000). The line of credit bears interest at a rate of 0.25% per annum over Hong Kong prime for HK$ facilities and at a rate of 0.25% per annum over US prime for US$ facilities. Weighted average interest rate approximated 5.5% per annum for 2008 and 8.25% per annum for 2007, payable monthly.

Under this arrangement, the Company maintains a cash deposit not less than $264,500 that will be considered restricted as compensating balances to the extent the Company borrows against this line of credit. The line of credit is also personally guaranteed by Mr. Lee, the director of the Company. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

Borrowings under this arrangement were $727,152 and $504,270 as of December 31, 2008 and March 31, 2008, respectively.

The Company has a revolving line of credit, overdraft and factoring facilities with DBS Bank with the available aggregate balance of $897,436 (equivalent to HK$7,000,000). The line of credit bears interest at a rate of 0.25% per annum over the bank’s standard bills rate for HK$ facilities and at the bank’s standard bills rate for foreign currency facilities. The overdraft facility is limited to the available balance of $64,102 (equivalent to HK$500,000) and carries interest at a rate of 1.5% per annum over Hong Kong prime. Weighted average interest rate approximated 5.75% per annum for 2008 and 8.25% per annum for 2007, payable monthly. The aggregate facilities are secured by the cash deposit not less than $391,282 (equivalent to HK$3,052,000) personally held by Mr. Lee, the Company’s director at this bank. These facilities were terminated in April 2008.

Borrowings under these arrangements were $0 and $558,283 as of December 31, 2008 and March 31, 2008, respectively.

NOTE - 7	INCOME TAXES

For the nine months ended December 31, 2008 and 2007, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Nine months ended December 31,
	2008	2007
Tax jurisdictions from:
– Local	$(176,470)	$-
– Foreign	254,883	695,884
Income before income taxes	$78,413	$695,884

Provision for income taxes consisted of the following:

	Nine months ended December 31,
	2008	2007
Current:
– Local	$-	$-
– Foreign	42,056	121,780

Deferred:
– Local	-	-
– Foreign	-	-

Provision for income taxes	$42,056	$121,780

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States of America, BVI and Hong Kong that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Florida and is subject to the tax laws of the United States of America.

As of December 31, 2008, the operation in the United States of America incurred $176,470 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2019, if unutilized. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income.

Hong Kong

GDWPCL is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% and 17.5% on assessable income for the nine months ended December 31, 2008 and 2007, respectively. For the nine months ended December 31, 2008 and 2007, GDWPCL generated an operating income of $254,883 and $695,884 for income tax purposes.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the nine months ended December 31, 2008 and 2007 are as follows:

	Nine months ended December 31,
	2008	2007

Income before income taxes	$254,883	$695,884
Statutory income tax rate	16.5%	17.5%
Income tax expense at statutory tax rate	$42,056	$121,780

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of December 31, 2008, no deferred tax assets or liabilities have been recognized.

NOTE - 8	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended December 31, 2008, one customer represented more than 10% of the Company’s revenues. As of December 31, 2008, this customer accounted for 50% of revenues amounting to $1,747,607 for the three months ended and $6,324,154 of accounts receivable, respectively.

For the nine months ended December 31, 2008, one customer represented more than 10% of the Company’s revenues. As of December 31, 2008, this customer accounted for 60% of revenues amounting to $7,247,495 for the nine months ended and $6,324,154 of accounts receivable, respectively.

For the three months ended December 31, 2007, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Three months ended December 31, 2007
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$2,210,293	48%	$3,855,764
Customer B	655,358	14%	1,278,863
Customer C	634,985	14%	3,454
Total:	$3,500,636	76%	$5,138,081

For the nine months ended December 31, 2007, one customer represented more than 10% of the Company’s revenues. As of December 31, 2007, this customer accounted for 53% of revenues amounting to $9,018,174 for the nine months ended and $3,855,764 of accounts receivable, respectively.

For the nine months ended December 31, 2008 and 2007, 67% and 66% of the Company’s revenues were derived from customers located in the PRC, respectively

(b)	Major vendors

For the three and nine months ended December 31, 2008, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Three months ended December 31, 2008
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$1,292,543	43%	$2,696,258
Vendor B	294,252	10%	-
Total:	$1,586,795	53%	$2,696,258

	Nine months ended December 31, 2008
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$2,790,659	27%	$2,696,258
Vendor C	1,523,952	15%	-
Vendor D	1,061,633	10%	-
Total:	$5,376,244	52%	$2,696,258

For the three and nine months ended December 31, 2007, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Three months ended December 31, 2007
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$1,322,311	29%	$3,799,116
Vendor B	514,764	11%	11,103
Total	$1,837,075	40%	$3,810,219

	Nine months ended December 31, 2007
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$3,799,116	26%	$3,799,116
Vendor B	1,546,501	10%	11,103
Total:	$5,345,617	36%	$3,810,219

For the nine months ended December 31, 2008 and 2007, approximately 72% and 71% of the Company’s purchases were derived from vendors outside the PRC, respectively.

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(d)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2008, all of borrowings were at variable rates. The interest rates and terms of repayment of bank borrowings are disclosed in Note 6.

NOTE - 9	COMMITMENTS AND CONTINGENTS

(a)	Operating lease commitment

The Company’s subsidiary in Hong Kong was committed under several non-cancelable operating leases with fixed monthly rentals, due through October 2009. Total rent expenses for the nine months ended December 31, 2008 and 2007 was $146,013 and $28,324.

Future minimum rental payments due under non-cancelable operating leases are as follows:

Year ending December 31:
2009	$89,316

During the nine months ended December 31, 2008, the Company terminated a rental agreement (the “Agreement”) with a fixed monthly rental of approximately $14,100, due through March 2010. Under the Agreement, the Company is not subject to penalty charge in connection with the early termination, given that the Company has satisfied with a minimum rental period of 7 months. On September 27, 2008, the Company entered into a new rental agreement with a fixed monthly charge of approximately $8,000 in a term of 12 months, due October 2009.

(b)	Contingencies

The Inland Revenue Department of Hong Kong (“HKIRD”) commenced an examination of the Company’s Hong Kong tax returns for the year 2002 in March 2008. The HKIRD has imposed estimated assessments of $410,256 for the 2002 tax year. The Company filed an objection to the HKIRD in April 2008 and the objection is still in process as of December 31, 2008.
As a result of the implementation of FIN 48, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of December 31, 2008, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.

NOTE - 10	COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

•	the effect of political, economic, and market conditions and geopolitical events;
•	legislative and regulatory changes that affect our business;
•	the availability of funds and working capital;
•	the actions and initiatives of current and potential competitors;
•	investor sentiment; and
•	our reputation.

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report.

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

Staff Accounting Bulletin No. 104 ("SAB 104")

We recognize revenue in accordance with the SEC’s SAB 104, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

The majority of the Company's revenue results from sales contracts with direct customers in the trading of wood logs, wood lumber, wood veneers and other wood products and revenues are recognized when the products are delivered to and received by the customers. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations

Three Months Ended December 31, 2008 as Compared to Three Months Ended December 31, 2007

The following table summarizes the results of our operations during the three months periods ended December 31, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three months period ended December 31, 2008 to the three months period ended December 31, 2007.

	Three months ended December 31,		Increase /	% increase /
	2008	2007	(Decrease)	(decrease)
Revenue	3,217,503	4,586,145	(1,368,642)	-29.8%
Cost of Revenue	3,208,321	4,639,502	(1,431,181)	-30.8%
Gross Profit / (Loss)	9,182	(53,357)	62,539	117.2%
General and Administrative Expenses	242,198	401,841	(159,643)	-39.7%
Total Operating Expenses	242,198	401,841	(159,643)	-39.7%
Loss from Operations	(233,016)	(455,198)	(222,182)	-48.8%
Other Income / (Expense)	65,598	(181,292)	246,890	136.2%
Loss before Income Tax	(167,418)	(636,490)	(469,072)	-73.7%
Income Tax Benefit	19,398	111,385	(91,987)	-82.6%
Net Loss	(148,020)	(525,105)	(377,085)	-71.8%

Revenue

Revenue for the three months ended December 31, 2008 was $3,217,503, a decrease of $1,368,642 or 30% from $4,586,145 for the comparable period in 2007. The decrease in revenue was primarily attributable to a decrease in sales to construction and renovation projects customers.

Cost of revenue and gross profit

Cost of revenue for the three months ended December 31, 2008 was $3,208,321, a decrease of $1,431,181 or 31% from $4,639,502 for the comparable period in 2007. This decrease was in line with the decrease in sales.

Gross profit for the three months ended December 31, 2008 was $9,182, an increase of $62,539 or 117% compared to a gross loss of ($53,357) for the comparable period in 2007. The gross profit margin for the three months ended December 31, 2008 also increased to 0.3% from a gross loss of 1% for the comparable period in 2007. The increase was primarily attributable to a decrease in purchase costs of wood lumber and wood logs due to the recent global decline in market demand.

General and Administrative

General and administrative expenses for the three months ended December 31, 2008 were $242,198, a decrease of $159,643 or 40% compared to $401,841 for the comparable period in 2007. The decrease was a result of a better control of various costs over the comparable periods of 2007 and 2008, including:

	Three months ended December 31,
	2008	2007	Increase /(Decrease)	% of increase / (decrease)
Professional fees	51,189	163,683	(112,494)	-68.7%
Salaries	75,870	94,444	(18,574)	-19.6%
Traveling	6,411	34,459	(28,048)	-81.3%

Loss before income tax

Loss before income tax for the three months ended December 31, 2008 was $167,418, a decrease of $469,072 or 74% compared to a loss of $636,490 for the comparable period in 2007. The decrease was primarily attributable to an increase in gross margin of 117%.

Income tax benefit

Provision for income tax benefit was $19,398 for the three months ended December 31, 2008, a decrease of $91,987 or 83% as compared to $111,385 for the comparable period in 2007, due to a decrease in loss before income tax.

Net loss

Net loss for the three months ended December 31, 2008 were $148,020, a decrease of $377,085 or 72% compared to a loss of $525,105 for the comparable period in 2007. The decrease was primarily attributable to a net result from an increase in gross profit of $62,539 and a decrease in general and administrative expenses of $159,643.

Nine Months Ended December 31, 2008 as Compared to Nine Months Ended December 31, 2007

The following table summarizes the results of our operations during the nine month periods ended December 31, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended December 31, 2008 to the nine months period ended December 31, 2007.

	Nine months ended December 31,		Increase /	% increase /
	2008	2007	(Decrease)	(decrease)
Revenue	11,709,476	17,050,951	(5,341,475)	-31.3%
Cost of Revenue	10,716,739	15,012,146	(4,295,407)	-28.6%
Gross Profit	992,737	2,038,805	(1,046,068)	-51.4%
General and Administrative Expenses	903,669	902,815	854	0.1%
Total Operating Expenses	903,669	902,815	854	0.1%
Income from Operations	89,068	1,135,990	(1,046,922)	-92.2%
Other Income / (Expense)	(10,655)	(440,106)	(429,451)	-97.6%
Income before Income Tax	78,413	695,884	(617,471)	-88.7%
Income Tax Expense	42,056	121,780	(79,724)	-65.5%
Net income	36,357	574,104	(537,747)	-93.7%

Revenues

Revenue for the nine months ended December 31, 2008 was $11,709,476, a decrease of $5,341,475 or 31% from $17,050,951 for the comparable period in 2007. The decrease in revenue was primarily attributable to decrease in sales to construction and renovation projects customers.

Cost of revenue and gross profit

Cost of revenue for the nine months ended December 31, 2008 was $10,716,739, a decrease of $4,295,407 or 29% from $15,012,146 for the comparable period in 2007. This decrease was a result of decrease in sales.

Gross profit for the nine months ended December 31, 2008 was $992,737, a decrease of $1,046,068 or 51% compared to $2,038,805 for the comparable period in 2007. The gross profit margin for the nine months ended December 31, 2008 also decreased to 9% from 12% for the comparable period in 2007. The decrease was primarily attributable to increase in purchase costs of wood lumber and wood logs.

General and Administrative

General and administrative expenses for the nine months ended December 31, 2008 were $903,669, an increase of $854 or 0.1% compared to $902,815 for the comparable period in 2007. The slight increase was insignificant.

Income before income tax

Income before income tax for the nine months ended December 31, 2008 was $78,413, a decrease of $617,471 or 89% compared to $695,884 for the comparable period in 2007. The decrease was mainly due to the decrease in gross profit margin of 3%.

Income taxes expense

Provision for income tax expense for the nine months period ended December 31, 2008 was $42,056, a decrease of $79,724 or 65% compared to $121,780 for the comparable period in 2007. The decrease is mainly due to the decrease in sales and the operating income.

Net income

Net income for the nine months ended December 31, 2008 were $36,357, a decrease of $537,747 or 94% compared to $574,104 for the comparable period in 2007. The decrease was primarily attributable to a decrease in gross profit of $1,046,068 in line with the sales decline.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the nine months ended December 31, 2008 was $145,855 and decreased to $53,721 by the end of the period, a decrease of $92,134 or 63%. The decrease was mainly due to the decrease of cash inflow from operations.  The net change in cash and cash equivalents represented an increase of $92,134 or 63% to $53,721 from $145,855 for the comparable period in 2007. The increase primarily stemmed from operation and investing activities.

Net cash used in operating activities

Net cash outflow from operating activities was $199,415 for the nine months ended December 31, 2008, a decrease of $1,739,058 or 113% from $1,539,643 for the comparable period in 2007 primarily due to decrease of cash inflow from an increase in trade receivables to $7,307,424 as at December 31, 2008 from $4,596,969 as at December 31, 2007.

Net cash used in investing activities

Net cash used in investing activities was $2,721 for the nine months ended December 31, 2008, compared to $1,017,163 for the nine months ended December 31, 2007, a decrease of $1,014,442 or 100%. The decrease arose from a decrease of cash inflow from disposal of investment in securities of $1,017,891 for the nine months ended December 31, 2007 to $0 for the nine months ended December 31, 2008.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,037,037 at December 31, 2008.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of December 31, 2008, but from time to time, we may identify new business opportunities to improve the profitability and working capital from the operation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                      CONTROLS AND PROCEDURES.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS.

There is no material legal proceeding pending against us.

ITEM 1A.                   RISK FACTORS.

There are no material changes from the risk factors previously disclosed in our Registration Statement on Form S-1/A filed with the SEC on May 7, 2008, except for the current global economic environment:

In recent months, worldwide economic conditions have deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for us to accurately forecast and plan future business activities, and could cause us to slow or reduce spending on our research and development activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financings or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                      OTHER INFORMATION.

Not applicable.

ITEM 6.                      EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: February 23, 2009	By:	/s/ Kwok Leung Lee
Kwok Leung Lee
Chief Executive Officer

Dated: February 23, 2009	By:	/s/ Kwok Leung Lee
Kwok Leung Lee
Chief Financial Officer