Form 10-K
period 2009-03-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2009-08-13
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number  000-53379

GREEN DRAGON WOOD PRODUCTS, INC.
 (Exact name of registrant as specified in its charter)

Florida	26-1133266
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

Unit 312, 3rd Floor, New East Ocean Centre
9 Science Museum Road
Kowloon, Hong Kong
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  011 - (852) 2482-5168
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes     No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       ☐Yes                      ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

As of September 30, 2008, 1,000,000 shares of common stock were held by non-affiliates.  Since inception, the registrant’s common stock has not been quoted or traded on any exchange or quotation system.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐Yes  oNo

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 13, 2009, there are presently 4,000,000 shares of common stock, par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

FORWARD LOOKING STATEMENTS

In this annual report, references to “Green Dragon,” “GDWP,” “the Company,” “we,” “our,” “us,” and the Company’s wholly-owned subsidiaries, Green Dragon Industrial Inc. (“GDI”) and Green Dragon Wood Products Company Limited (“GDWPCL”), refer to Green Dragon Wood Products, Inc.

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Item 1.                      Business.

Corporate History

Green Dragon Wood Products, Inc. (the “Company” or “GDWP”) was incorporated under the laws of the State of Florida on September 26, 2007.

On September 26, 2007, GDWP entered into a share exchange transaction with the equity owners of Green Dragon Industrial Inc. (“GDI”) (formerly Fit Sum Group Limited). Pursuant to the share exchange transaction, GDI’s equity owners transferred 100% of the equity interest in GDI in exchange for 4,000,000 shares of common stock of the Company. Upon completion of the share exchange, GDI became a wholly-owned subsidiary of the Company, and GDWPCL, through GDI, became an indirect wholly-owned operating subsidiary of the Company.

GDWPCL was incorporated as a limited liability company in Hong Kong Special Administrative Region of the People’s Republic of China (“the PRC” or “China”) on March 14, 2000. The principal activity of GDWPCL is trading of wood logs, wood lumber, wood veneers and other wood products in Hong Kong.

GDI was incorporated as a limited liability company in the British Virgin Islands (“BVI”) on May 30, 2007, for the purpose of holding 100% equity interest in Green Dragon Wood Products Company Limited (“GDWPCL”). On May 30, 2007, GDI entered into an exchange agreement with the equity owners of GDWPCL, whereby GDI transferred 37,500 shares of its common stock to the shareholders of GDWPCL in exchange for 5,000,000 ordinary shares of GDWPCL. Upon the completion of the share exchange, GDWPCL became a wholly-owned subsidiary of GDI.

The following diagram sets forth the current corporate structure of Green Dragon:

The Company, through its subsidiaries, mainly engages in the re-sale and trading of wood logs, wood lumber, wood veneer and other wood products in Hong Kong.

Neither Green Dragon nor GDI has any operations or plans to have any operations in the future other than acting as a holding company and management company for GDWPCL and raising capital for its operations. However, we reserve the right to change our operating plans regarding Green Dragon and GDI.

Our Business

Overview

Since inception, Green Dragon Wood Products, Inc. has engaged in the import/export of various species of wood logs and veneers from the United States, West Africa, Southern China and Europe.  As a natural resource, wood is available in many species.  We spend time researching the various species that will best fit the needs of our customers and the availability of the raw wood.  Different woods have different geographical, seasonal, and cutting season variables.  The decisions we make regarding these three differences are crucial to our business.

Approximately 90% of our business is comprised of trading raw material such as logs, lumber and veneer.  We also trade semi-finished products, such as fancy plywood, to our customers.  Green Dragon collects information from its customers and their demands for wood and veneers.  Our buyer then determines the best source to obtain the wood.  Since wood has historically been susceptible to trends that may last up to a decade, it is necessary for us to keep abreast of the current market trends in the demand for wood.  As a result of the ever changing trend in demand for wood, negotiation of prices and the terms of trade must be completed prior to the execution of any purchase.

The raw wood materials we import/export are used in furniture, molding, flooring, furnishings, doors, and musical instruments.  Green Dragon uses third party manufacturers to produce final products to be shipped to our customers.  We trade our products primarily to importers or distributors and do not manufacture any of our semi-finished products.  All finished product is manufactured by outside manufacturers.

Principal Products

We import wood logs and veneer from various countries and regions, including the United States, West Africa, Europe, and South China.  These imports are used in wood products such as furniture, flooring, wooden doors and musical instruments.  Currently we export approximately 67% of our products to two (2) wood distributors in Southern China, with the remaining 33% exported to approximately 20 customers located throughout the world, including India, Italy, and the United Arab Emirates.

Approximately 55% of the wood products we trade are various species of logs, 25% are veneer, 15% are lumber, and 5% are fancy plywood.

The sale of our logs, lumber and plywood represents approximately 65% of our total sales due to the higher profit margins. The remaining 35% of our sales are in our veneer product line.  Although we import veneer from all parts of the world to China, they are primarily derived from African and European species of wood.  We also export veneer produced in China to various regions including Europe, the Middle East, South Korea, and India.

When we import our wood logs and veneers, we are always the principal in the transaction.  Prior to importing our wood logs and veneers, we receive a purchase order from our client.  We do not require a deposit prior to ordering product from our supplier. We do require our clients to provide credit facilities for the purchase of their product such as a Letter of Credit.  Any amount due for our client’s order must be paid in full prior to our shipping the finished product to the client.

Due to the special relationships that have been built by our President, Mr. Kwok Leung Lee, a client may, under special circumstances, be granted different terms.  This is the exception to our policy.

When the product is ready for shipping and payment has been made and arrangements have been made for shipping, title and responsibility for the product transfer to the client.  The client may insure his shipment with the carrier or not.  Green Dragon does not assume any risk for the condition of the product upon arrival at the client’s location.

Distribution of our Products

The primary delivery of our wood products is through our office location in Hong Kong. Shipping and delivery of our products to locations within geographical driving distance are shipped via truck.  Products that are shipped internationally are shipped via maritime vessels.  Our finished products that are shipped by container on cargo ships are sent FOB (“freight-on-board”) destination.  We call for shipping prices prior to shipment being sent to get approval from our customer for the shipping cost.

When we have overstocked product we store this product in a warehouse in Southern China.  This warehouse is owned by one of our distributors and we are charged storage charges by the cubic meter on a daily basis.

Competition

In order to compete effectively in the wood products industry, a company must understand and respond to the needs of its customers. Many of our competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities or develop and support their own operations. In addition, many of these companies can offer additional products and services not provided by us. Many may also have greater name recognition. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market. They may also be in a position to accept lower fees than we would for the same customer. Consequently, we may encounter significant competition in our efforts to achieve our internal and external growth objectives. Our competitors have methods of operation that have been proven over time to be successful.

We have not developed any new or unique products or services that would make us stand above our competition. Instead, we have chosen to refine and enhance the availability of the number of types of wood logs and veneers that fall within our capability to import/export.  We have developed a reputation for finding the finest wood and veneer available for our customers.  For example we import teak from Burma and cherry wood from Pennsylvania.

While our business model has been successful over time, we continue to build upon our company’s success with its current customer base. Our competitors operate from other cities with well developed communication infrastructure and banking systems.

Our primary competitors in China include the following:

Donggyuang Loyalwoods International Co. Ltd.  Based in Dongguan, Guangdong Province, this veneer trading company maintains its own warehouse and outlets to sell the veneer. The veneer sold by Loyalwoods is predominately derived from North American species of timber.

Danzer Group.  Danzer Group is an international wood processing company with factories, warehouses and sales outlets around the world.  Due to the size of its organization however, Danzer Group bears substantially higher operation costs than Green Dragon and is less flexible and adaptive to market changes

Shanghai Zhanze Industry Group Co., Ltd.   Based in Shanghai, this company trades a wide range of species of veneer and maintains a warehouse and outlet in Shanghai, which is an important market for veneer in China.  However, unlike Green Dragon, Shanghai Zhanzhi Industry Group Co., Ltd. only trades veneer products and not logs or lumber.  The scope of its operations is further limited by its lack of an English speaking staff.

Sources and Availability of Raw Materials

While there are many suppliers of wood and veneer, weather conditions can play a major role in availability.  In times of heavy rain we find that there is limited availability. However, we try to import higher volume and encourage our customers to purchase more wood product in times of good weather.   At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.  Over the last nine years we have developed relationships with many suppliers.

Notwithstanding the above, since we deal with raw natural resources, there are natural disasters that can impact our operation.  Forests that produce our wood are subject to a number of naturally occurring threats such as adverse climate, wind, fire, disease, and other pests. Damage caused by strong windstorms, such as uprooting and stem breakage, is considered by management to be a major natural risk to the forests that produce our wood. Fire is a risk to all forests and our warehouses and operations. Accumulation of combustible raw materials and possible deficiencies in our preparation for fires could cause fire hazards and no preventative measures can provide assurance that fires will not occur. We may experience fire in the future and such a fire may materially adversely affect us. Disease and pests are another risk to forests and plantations. Disease or pests may have a material adverse effect on forests and plantations in the future. Other risks to forests that produce our wood include, but are not limited to, losses caused by earthquakes, floods, and other non-man-made catastrophic events.

Customers

Presently we rely on two major customers in Southern China.   While currently approximately 67% of our business is generated from these two distributors, these relationships are long-term and have become mutually beneficial.  One party without the other is harmful to not only Green Dragon but the distributor. We believe that in the future we will not have to rely on any one or a limited number of customers for our business. We expect to increase our customer base as we continue to grow our business. Our target markets are not limited geographically so we have been able to expand our client base and steadily increase our revenues.  We believe that our client base will continue to expand as we continue to develop more products and break into new markets.  To assist our expansion efforts, we also plan to participate in more sales exhibitions and higher more experienced sales and marketing personnel.

For the years ended March 31, 2009 and 2008, our principal customer, which accounted for over 10% of our revenue, was Senyuan Trading Ltd. Co.

Suppliers

We work with more than 20 different suppliers throughout the world.  We maintain a strong relationship with our suppliers and their trust and willingness to work with us has given us a competitive edge over other companies in our industry trading companies.

For the year ended March 31, 2009, our principal suppliers were Societe Thomas Et Associe Sarl and Long Long Wood Company.  For the year ended March 31, 2008, our principal suppliers were Sun Shine Shipping Ltd. and Long Long Wood Company.

Research and Development

During the last two fiscal years no money was spent directly on research and development. We have, however, spent minimal monies on travel expenses for our President to inspect wood from different suppliers.

Intellectual Property

We own the domain name www.greendragonglobal.com.  We do not own any patents, trademarks, licenses (other than the usual business license in Hong Kong), franchises, concessions, royalty agreements or labor contracts. In the future, our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

(a)	these agreements will not be breached;

(b)	we would have adequate remedies for any breach; or

(c)	our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guarantee that our actions will be sufficient to prevent imitation or duplication of our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

Government Approval of Principal Products or Services

None of the wood products we import/export require specific governmental approval.  The current regulations in Hong Kong and the Peoples Republic of China do not place a burden on the company.  Permits may be obtained from our suppliers as needed

Government Regulation

The import/export of our wood logs to and from the United States are subject to a number of U.S. laws, including the National Environmental Policy Act (NEPA) and the National Forest Management Act (NFMA). We are most impacted by NFMA.  This act dictates that the forest service can sell timber on national forest land to private entities only under the following conditions:

• They can sell timber at no less than its appraised value;
• They must advertise all sales unless extraordinary conditions exist or the appraised value is less than $10,000;
• They must provide a prospectus with detailed information to prospective buyers;
• They must ensure open and fair competition in the bidding process and eliminate collusive bidding practices; and
• They must promote orderly harvesting (usually requiring harvesting within a 3-5 year period).

Our U.S. suppliers must comply with NFMA before any of their logs or lumber can be exported out of the United States.

Logs that are transported to Congo are subject to the appropriate tax and valid documentation must be presented.  The Congo Forestry Law requires that the quota for processing is 85% local and only 15% exported.  Additionally, all Congo exporters, including GDWP’s suppliers, must be registered with SGS Group, a quality control company, for inspection services.

The International Tropical Timber Agreement of 1994, signed by 58 countries, specifically governs the exportation of logs, sawn wood, veneer sheets and plywood.  The primary objectives of this Agreement were to provide a forum for consultation, international cooperation and policy development with regard to all relevant aspects of the world timber economy and to contribute to the process of sustainable development.

The International Tropical Timber Agreement of 1994 currently does not affect our importation of wood logs and veneers.  Government regulation may change in the future and could place a burden on Green Dragon to conform to more paperwork with various government agencies in various countries.   Should there be a change in government regulations, we will endeavor to remain in compliance at all times.

Environmental Regulation

As an import/export company we are not directly subject to any federal, state or local environmental laws. The companies that ship us the wood and veneer that we ship to our customers do have a duty to comply with any environmental impact rules and regulations pertaining to the wood products that we import/export.

Employees

As of March 31, 2009, we have 10 regular paid employees.  We currently have no key employees, other than Mr. Lee, our President and Chairman of the Board, and Ms. Law, a Director and 15% shareholder in our company.  Our employees are paid regular salaries for their employment with Green Dragon.   They do not receive stock benefits for their performance. There are no key consulting contracts with any individuals or companies at this time.  The dividend declared in 2007 to our President, Mr. Lee, was a non-equity award and has been disclosed in the required Compensation Table disclosure provided later in this Report.

We do use commissioned sales/distribution representatives to sell and distribute our wood logs.  These representatives are not employed by the Company and are not permitted to act on behalf of the Company without our express approval.  These outside sales reps are used only for selling our wood logs.  Their commission is based on the total sale amount.  We have different payment arrangements with each representative.  Due to the nature of our business being based on mutual trust, we do not have any written agreements with our key sales representatives.

Our key outside sales representatives may be terminated at any time for any reason without prior notice.  Conversely, our outside representatives may choose not to sell our wood logs at any time any for any reason.

Executive Offices

Our executive offices are located at Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong.  Our telephone number is (011) 852-2482-5168.

Item 1A.                 Risk Factors.

Risks Related To Our Business

We engage in importing/exporting wood products which involves a high degree of risk.

The wood importing/exporting industry is significantly affected by changes in economic and other conditions, such as:

·   Geographical availability;
·   Seasonal availability;
·   Cutting seasons;
·   The popularity of a wood species at any a given time; and
·   Macroeconomic cycles.

These factors can negatively affect the supply of, demand for and pricing of our wood products. We are also subject to a number of factors, many of which are beyond our control, including:

·   Delays in clients’ delivery of the raw materials to us;
·   Changes in governmental regulations regarding the importing and exporting of our products;
·   Increases in shipping costs; and
·   A shortage of raw wood.

Our dependence on a small number of key third party sales agents to distribute our products may affect our profitability.

Most of our wood sales are currently made through commission-based sales agents. Our other wood product sales are sold through our in-house sales person. The commission-based sales agents perform various tasks in the supply of our products to the customer. Our profitability might be negatively affected if our present relationships with our key sales agents or customers were disrupted or became unstable.

We may experience problems with the outside mills we use and export problems due to a lack of supply of quality logs.

We depend on the supply of logs that produce our wood products. Any interruption of the flow of wood logs from one of our main suppliers, or the lack of an adequate supply of indigenous logs, may cause a disruption of our exporting. In addition, we may not be able to continue to secure quality logs as raw material for our products from other countries.  If we lose our supply of quality logs, we might not be able to find adequate new suppliers of such logs.

We are dependent on the furniture and construction industries; lower than expected growth or a downturn in demand for our products in those industries could adversely affect our results of operations.

The sales of our products are dependent to a significant degree on the level of activity in the furniture manufacturing and construction industries. Because of the cyclical demand for our products, we may have short or long-term overcapacity.  A decreased demand for wood products may result in an inability to maximize our resources. Furthermore, it is possible that our expected growth in demand from companies in the furniture manufacturing and construction industries may not occur. The demand for such products can be adversely affected by several factors, including decreases in the level of new residential construction activity, which is subject to changes in economic conditions; increases in interest rates; decreases in population; and other factors. Additionally, weakness in the economies of countries in which we sell our products, especially in the United States, as well as any downturn or continuation of current downturns in these economies, are likely to have a material adverse effect on the construction, home building, and remodeling industries, as well as on the demand for furniture items manufactured by our third party mill with our wood logs or veneers.

Our dependence, to a large extent, on maritime transport may affect our ability to deliver products to our offshore markets. We are highly dependent on maritime means to transport products to our offshore markets. Space on international maritime shipping vessels is limited and difficult to secure. We have at times experienced difficulty in arranging shipping to our export markets. We may not be able to secure in the future adequate container space on ships that deliver our products to our offshore markets. We have no control over established marine shipping routes and the present routes that transport ships use may not continue to be used by maritime transport services. Increases in fuel prices may also increase our shipping costs. In addition, the products we transport may not reach our markets in marketable condition. Moreover, strict security measures regarding maritime transport may be implemented in the future and may increase the cost of shipping our products. These challenges to the maritime transport of our products to our offshore markets could cause an adverse effect on our profitability.

We may face significant competition in the markets in which we sell our products, which could adversely affect both our share of those markets as well as the price at which we sell our products.

Currently, we face strong competition from competitors in all of the countries and regions in which we operate.  In the case of our wood products, we face competition from foreign competitors in other regions of the world, such as West Africa and China. In the future we may face increased competition in other countries in which we operate from domestic or foreign competitors, some of which may have greater financial resources than we do. In addition, we may face increased competition as a result of existing competitors increasing their production capacity. An increase in competition in the wood market or other value added wood products markets could adversely affect both our share of those markets and the price at which we are able to sell our products.

We depend on free international trade and the absence of import and export restrictions in our principal markets.

Our ability to compete effectively in our principal markets could be materially and adversely affected by a number of factors relating to government regulation of trade. Exchange rate manipulation, subsidies or the imposition of increased tariffs, or other trade barriers could materially affect our ability to move raw materials and/or finished products across national borders. If our ability to have our third party mill make, transport, or sell our products competitively in one or more of our principal export markets became impaired by any of these developments, it could be difficult for us to re-allocate our products to other markets on equally favorable terms.  Thus, our business, financial condition, and results of operations could be adversely affected.

Some of our key products, such as wood veneer, experience high price volatility, and prolonged or severe weakness in the markets for wood veneer could adversely affect our financial condition and results of operations.

Wood veneer is a globally traded commodity product and is subject to competition from manufacturers worldwide. Historical prices for wood veneer have been volatile, and we, like other participants in the industry, have limited influence over the timing and extent of price changes for wood veneer. Product pricing is significantly affected by the relationship between supply and demand in the building products industry. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions, and other factors. We are not able to predict with certainty market conditions and selling prices for our products and prices for wood veneer may decline from current levels. A prolonged and severe weakness in the markets for wood veneer could adversely affect our financial condition and results of operations.

The majority of raw wood materials used to produce our wood products are supplied by outside mills and companies.

We procure the majority of the raw wood materials that we use in our products from unaffiliated companies in West Africa, United States, Europe and Southern China in accordance with long standing relationships between us and the suppliers. We may not be able to maintain these relationships and continue to secure the raw materials to have our contracted manufacturers produce our products. In addition, the prices we pay for raw materials may increase as a result of higher fuel costs paid by our suppliers. An inability to secure the raw materials used in the production of our wood products or to transport such materials in a cost-effective manner could have an adverse effect on our operations.

Changes in environmental regulations to which we are subject could adversely affect our business, financial condition, results of operations, and prospects.

Environmental regulations have become increasingly stringent in recent years, particularly in connection with the approval of new projects, and this trend is likely to continue. Future developments in the establishment or implementation of environmental requirements, or in the interpretation of such requirements, could result in substantially increased capital, operating, or compliance costs or otherwise adversely affect our business, financial condition, results of operations, and prospects.

Additionally, we may be subject to forestry management, endangered species, and other environmental regulations in these jurisdictions. Changes in such laws, or the interpretation of such laws, may require us to incur significant unforeseen capital or operating expenditures to comply with such requirements. The occurrence of such events could have an adverse effect on our business, financial condition, results of operations, and prospects.

We may not be able to maintain present favorable tax treatment or exemptions from certain tax payments in certain jurisdictions in which we operate.

One driving force behind some of our efforts has been the goal of achieving more favorable tax treatment in certain jurisdictions in which we operate. It is possible that local governments in certain municipalities may levy higher taxes on us or our products in the future. In addition, we may not be able to maintain important exemptions from certain tax regimes in the various jurisdictions in which we operate. Unfavorable tax treatment of our company in the future or an increase in the taxes levied on us may cause an adverse effect on our results of operations.

Adverse climate conditions, wind storms, fires, disease, pests, and other natural threats could adversely affect forests.

Forests that produce our wood are subject to a number of naturally occurring threats such as adverse climate conditions, wind, fire, disease and other pests. Damage caused by strong windstorms, such as uprooting and stem breakage, is considered by management to be a major natural risk to the forests that produce our wood. Fire is a risk to all forests and our warehouses and operations. Accumulation of combustible raw materials and possible deficiencies in our preparation for fires could cause fire hazards and no preventative measures can provide assurance that fires will not occur. We may experience fire in the future and such a fire may materially adversely affect us. Disease and pests are another risk to forests and plantations. Disease or pests may have a material adverse effect on forests and plantations in the future. Other risks to forests that produce our wood include, but are not limited to, losses caused by earthquakes, floods, and other non-man-made catastrophic events.

Energy shortages and increased energy costs could adversely affect our business.

Any shortage of energy could cause disruptions in our manufacturers operations as well as our operations. Higher electricity costs or disruptions in the supply of electricity or natural gas could adversely affect our financial condition and results of operations.

A downturn in the Chinese economy may adversely affect us.

We sell a large part of our products in China, and accordingly, the results of our operations and financial condition are sensitive to and dependent upon the level of economic activity in China. China's recent rates of gross domestic product growth may not continue in the future, and future developments in or affecting the Chinese economy could impair our ability to proceed with our business plan or materially adversely affect our business, financial condition, or results of operations.

We currently rely on two customers for a majority of our revenue.

We currently rely on two customers for approximately sixty-seven percent (67%) of our revenue.  Any disruption in the relationships between us and these clients would adversely affect our business.  In the event of any disruption and loss of business from one or both of these clients, purchasers of our stock would be at risk to lose most or all of their investment.

GDWPCL’s failure to compete effectively may adversely affect our ability to generate revenue.

Through GDWPCL, we compete in a highly developed market with companies that have significantly greater experience and history in our industry. If we do not compete effectively, we could lose market share and experience falling prices, adversely affecting our financial results. Our competitors will expand in the key markets and implement new technologies making them more competitive. There is also the possibility that competitors will be able to offer additional products, services, lower prices, or other incentives that we cannot or will not offer or that will make our products less profitable. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.
We may not be able to effectively control and manage the growth of GDWPCL.

If GDWPCL’s business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. An expansion would increase demands on existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our  operations and cause delay in delivery of our wood products, as well as administrative inefficiencies.

We may require additional financing in the future and a failure to obtain such required financing will inhibit our ability to grow.

The continued growth of our business may require additional funding from time to time, which we expect to raise in private placements of our equity or debt securities with accredited investors or by offering our securities for sale pursuant to an effective registration statement on a market where our common stock is traded. The proceeds of this funding would be used for general corporate purposes of GDWPCL, which could include acquisitions, investments, repayment of debt and capital expenditures among other things. We may also use the proceeds to repurchase our capital stock or for our corporate overhead expenses. If we borrow funds we expect to be the primary obligor on any debt. Obtaining additional funding would be subject to a number of factors including market conditions, operating performance and investor sentiment, many of which are outside of our control. These factors could make the timing, amount, terms and conditions of additional funding unattractive or unavailable to us. Our management believes that we currently have sufficient funds from working capital to meet our current operating costs over the next 12 months.

The terms of any future financing may adversely affect your interest as stockholders.

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in us. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender's consent could be required before we take certain actions. Similarly the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in us.

We, through our subsidiaries GDI or GDWPCL, may engage in future acquisitions that could dilute the ownership interests of our stockholders, cause us to incur debt and assume contingent liabilities.

We, through our subsidiaries GDI or GDWPCL, may review acquisition and strategic investment prospects that we believe would complement the current product offerings of GDWPCL, augment its market coverage or enhance its technical capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we, through our subsidiaries, GDI or GDWPCL, expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect that when we raise funds from investors for any of these purposes we will be either the issuer or the primary obligor while the proceeds will be forwarded to HBOP. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;
•	incur substantial debt;
•	assume contingent liabilities; or
•	expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if through our subsidiaries GDI or GDWPCL, we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies and/or products;
•	unanticipated costs associated with the acquisition or investment transaction;
•	the diversion of management’s attention from other business concerns;
•	adverse effects on existing business relationships with suppliers and customers;
·	risks associated with entering markets in which GDWPCL has no or limited prior experience;
·	the potential loss of key employees of acquired organizations; and
·	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

We cannot ensure that we will be able to successfully integrate any businesses, products, technology, or personnel that we might acquire in the future and our failure to do so could have a material adverse effect on our and/or GDWPCL’s business, operating results and financial condition.

We are responsible for the indemnification of our officers and directors.

Our Articles of Incorporation provides for the indemnification and/or exculpation of our directors, officers, employees, agents and other entities which deal with it to the maximum extent provided, and under the terms provided, by the laws and decisions of the courts of the state of Florida. Since we do not hold any indemnification insurance, these indemnification provisions could result in substantial expenditures, which we may be unable to recoup, which could adversely affect our business and financial conditions. Kwok Leung Lee, our President and Chairman of the Board, and Mei-Ling Law, our director, are key personnel with rights to indemnification under our Articles of Incorporation.

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal control over financial reporting. We expect to continue to improve our internal accounting control for budgeting, forecasting, managing and allocating our funds and to better account for them as we grow. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis. If we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under U.S. securities laws.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational expertise of key personnel. Kwok Leung Lee, our President, and Mei-Ling Law, one of our directors, perform key functions in the operation of our business. There can be no assurance that Green Dragon or GDWPCL will be able to retain these officers. Although we carry key man life insurance for Mr. Lee, the loss of these officers could have a material adverse effect upon our business, financial condition, and results of operations. We must attract, recruit and retain a sizeable workforce of technically competent employees.

We are dependent upon the services of Mr. Lee for the continued growth and operation of our company because of his experience in the industry and his personal and business contacts in the PRC. Neither we nor GDWPCL have an employment agreement with Mr. Lee and do not anticipate entering into an employment agreement in the foreseeable future. Although we have no reason to believe that Mr. Lee will discontinue his services with us or GDWPCL, the interruption or loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

We  may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire these personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

Competition for senior management and senior personnel in Hong Kong is intense, the pool of qualified candidates in the Hong Kong is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition.  We expect to hire additional sales and plant personnel throughout fiscal year 2010 in order to accommodate our growth.

Our operating results may fluctuate as a result of factors beyond our control.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•	the costs of wood products;
•	seasonality or effect of natural disasters on the availability of our raw materials;
•	the relative speed and success with which we can obtain and maintain customers, merchants and vendors for our products;
•	capital expenditure for equipment;
•	marketing and promotional activities and other costs;
•	changes in our pricing policies, suppliers and competitors;
•	the ability of our suppliers to provide products in a timely manner to their customers;
•	changes in operating expenses;
•	increased competition in the import/export markets; and
•	other general economic and seasonal factors.

Risks Related To Doing Business In The PRC

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

Due to our significant business in Southern China, our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which we and it must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, through regulation and state ownership. Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

The PRC's economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case.

A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

A slowdown, inflation or other adverse developments in the PRC economy may harm our customers and the demand for our services and products.

A significant amount of our operations and sales are conducted or generated in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that this growth will continue. A slowdown in overall economic growth, an economic downturn, a recession or other adverse economic developments in the PRC could significantly reduce the demand for our products and harm our business.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth could lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may harm our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in the PRC which could, in turn, materially increase our costs and also reduce demand for our products.

The fluctuation of the Renminbi may harm your investment.

The change in value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions.  Since 2005, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies.  Under this new policy, the exchange rate of Renminbi against U.S. dollar has fallen about 12% to 6.8336 as of July 14, 2009, as compared to that at the beginning of 2007.  While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.  As a portion of our costs and expenses is denominated in Renminbi, the revaluation in July 2005 and potential future revaluation has and could further increase our costs.  In addition, as we rely entirely on dividends paid to us by our operating subsidiaries, any significant revaluation of the Renminbi may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms. For example, to the extent that we need to convert U.S. dollars we receive from this offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we receive from the conversion.  Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us.

Any recurrence of Severe Acute Respiratory Syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem (such as bird flu) in Hong Kong or the PRC, where a susbantial portion of our revenues are derived, could significantly harm our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could significantly harm our operations.

Because our principal assets are located outside of the United States and most of our directors and all of our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us and our officers or to enforce U.S. court judgment against us or them in Hong Kong.

Most of our directors and all of our officers reside outside of the United States. In addition, our operating company is located in Hong Kong and substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or Hong Kong and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in Hong Kong courts. Further, it is unclear if extradition treaties now in effect between the United States and Hong Kong would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

RISKS RELATED TO OUR COMMON STOCK

Our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders.

As of July 14, 2009, there were 4,000,000 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 75% of our common stock. Mr. Kwok Leung Lee, our President, beneficially owns approximately 60% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Lee’s interests may differ from those of other stockholders. Furthermore, ownership of 75% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the OTCBB.

We are not likely to pay cash dividends in the foreseeable future.

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Investors may have difficulty liquidating their investment because our common stock is subject to the "penny stock" rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale.

Our common stock may be subject to regulations prescribed by the SEC relating to "penny stocks." The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Legal remedies, which may be available to the investor, are as follows:

•	If penny stocks are sold in violation of the investor's rights listed above, or other federal or state securities laws, the investor may be able to cancel his purchase and get his money back.
•	If the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.
•	If the investor has signed an arbitration agreement, however, s/he may have to pursue a claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock and stockholders may have difficulty selling their securities.

A large number of shares may be eligible for future sale and may depress our stock price.

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then-current market price of our common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement applies to our annual report for the 2009 fiscal year and the attestation requirement of management's assessment by our independent registered public accountants will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our principal business location is at Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong.  We own our furniture, computers, ancillary equipment, and office supplies.   We occupy approximately 1,296 square feet under a two-year lease that costs $18,144 Hong Kong dollars or approximately $2,341 USD per month.  At the present time we do not have a showroom for our customers.

We do not own or lease any warehouse space.  In the event we have an overstock of wood logs or veneers, we rent space on a daily basis from one of our distributors.  This allows us to avoid long term contracts that are expensive for the short term needs that occur for requisite storage of our products when we are overstocked.  Because overstocking occurs on an irregular basis, management believes that the daily rental fees paid are in the best financial interests of the Company.

Item 3.	Legal Proceedings.

On February 12, 2009, a claim was filed by Chi Yim (Roger) Yip and Characters Capital Group Limited (“CCGL”) against Kwok Leung Lee and GDWPCL alleging (i) breach of contract by Green Dragon concerning the engagement of CCGL to assist GDWPCL in securing Green Dragon’s listing on the OTC Bulletin Board and (ii) defamation by Kwok Leung Lee related to the contract dispute.  Damages being sought include $31,287 in liquidated damages from GDWPCL, aggravated/exemplary damages and injunction from further defamation. The claim was filed with the High Court of the Hong Kong Special Administrative Region, Court of First Instance.

On April 9, 2009, Kwok Leung Lee and GDWPCL filed a Defense and Counterclaim.  GDWPCL asserted a breach of contract claim against CCGL, alleging that CCGL failed to fulfill its obligations pursuant to the CCGL agreement to effect the listing of Green Dragon through a reverse merger by the use of a company that was listed on the Pink Sheets. Kwok Leung Lee additionally asserted a breach of contract claim against Chi Yim (Roger) Yip for the Stock Purchase Agreement dated March 31, 2007, for failing to deliver a shell company, Tabatha V, Inc., that was listed on the Pink Sheets, which, pursuant to the Stock Purchase Agreement, was to be purchased by Kwok Leung Lee.  Both  Kwok Leung Lee and GDWPCL also claimed damages for fraudulent misrepresentation related to the failure to deliver the Pink Sheet shell company. On May 22, 2009, Chi Yim (Roger) Yip and CCGL replied to the counterclaim.  The Company is currently unable to assess the likelihood of a favorable or unfavorable outcome for this litigation.

Other than as disclosed above, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed but not quoted or traded on OTC Bulletin Board at this time. Should a market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other equipment and furniture leasing service providers or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for instant messaging business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

            Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our products or services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

At the present time we have no outstanding options or warrants to purchase securities convertible into common stock.

As of July 14, 2009, we had approximately 27 shareholders of record of our common stock, including the shares held in street name by brokerage firms.

Penny Stock Regulations

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock, falls within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Dividends

Cash dividends have not been paid during the fiscal years ended March 31, 2009 and 2008. We did declare dividends of $1,932,000 for the set off against amount due from a directorduring the six month period ended September 30, 2007, our fiscal year 2008. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended March 31, 2009.

Equity Compensation Plan Information

As of the date of this report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operation of the Company for the years ended March 31, 2009 and 2008 should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this Annual Report.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Report”) contains forward-looking statements. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

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

Except as otherwise indicated by the context, references in this Report to “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to Green Dragon Wood Products, Inc., a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

SEC’s Staff Accounting Bulletin ("SAB") No. 104

We recognize revenue in accordance with SAB No. 104, “Revenue Recognition” when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

Results of Operations

For the Year Ended March 31, 2009 as Compared to the Year Ended March 31, 2008

The following table summarizes the results of our operations during the years ended March 31, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the year ended March 31, 2009 to the year ended March 31, 2008.

	Year Ended March 31,		Increase /	% increase /
	2009	2008	(Decrease)	(decrease)
Revenue	$13,771,472	22,595,000	(8,823,528)	-39.1%
Cost of Revenue	12,653,816	20,538,561	(7,884,745)	-38.4%
Gross Profit	1,117,656	2,056,439	(938,783)	-45.7%
General and Administrative Expenses	1,263,606	1,316,196	(52,590)	-4.0%
Total Operating Expenses	1,263,606	1,316,196	(52,590)	-4.0%
(Loss) / Income from Operations	(145,950)	740,243	(886,193)	-119.7%
Other Income / (Expense)	27,913	(98,439)	(126,352)	-128.4%
(Loss) / Income before Income Tax	(118,037)	641,804	(759,841)	-118.4%
Income Tax Expense	(22,768)	(143,654)	(120,886)	-84.2%
Net (Loss) Income	(140,805)	498,150	(638,955)	-128.3%

Revenue

Revenue for the year ended March 31, 2009 was $13,771,472, a decrease of $8,823,528 or 39.1% from $22,595,000 for the comparable year in 2008.  The decrease in revenue was primarily attributable to the decrease in sales to construction and renovation project customers.

Cost of revenue and gross profit

Cost of revenue for the year ended March 31, 2009 was $12,653,816, a decrease of $7,884,745 or 38.4% from $20,538,561 for the comparable year in 2008.  This decrease was in line with the decrease in sales.

Gross profit for the year ended March 31, 2009 was $1,117,656, a decrease of $938,783 or 45.7% from $2,056,439 for the comparable year in 2008.  The gross profit margin for the year ended March 31, 2009 also decreased to 8.1% from 9.1% for the comparable year in 2008. The decrease was primarily attributable to the decrease in selling prices.

General and administrative

General and administrative expenses for the year ended March 31, 2009 were $1,263,606, a slight decrease of $52,590 or 4.0% compared to $1,316,196 for the comparable year in 2008. The major components in general and administrative expenses were salaries of approximately $292,000, legal and professional fee of approximately $265,000, commission charge of approximately $204,000 and premises rental of approximately $186,000.

Loss before income tax and income tax expense

Loss before income tax for the year ended March 31, 2009 was $118,037, a decrease of $759,841 or 118.4% compared to a profit of $641,804 for the comparable year in 2008. The decrease was primarily attributable to a decrease in overall sales of 39.1%. For the year ended March 31, 2009, the provision for income taxes was $22,768, a decrease of $120,886 or 84.2% compared to $143,654 for the comparable year in 2008.

Net loss

Net loss for the year ended March 31, 2009 was $140,805, a decrease of $638,955, a decrease of 128.3% compared to a profit of $498,150 for the comparable year in 2008. The decrease was primarily attributable to a net result from the decrease in overall sales of 39.1%, decrease in gross profit margin of 1% due to reduce in selling price and with only a slight decrease of 4% in general and administrative expenses.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the year ended March 31, 2009 was $145,855 and decreased to $45,511 by the end of the year, a decrease of $100,344 or 68.8%. The decrease was mainly due to the decrease of cash inflow from operations.

Net cash used in operating activities

Net cash outflow from operating activities was $1,249,961 for the year ended March 31, 2009, a decrease of $3,020,117 or 170.6% from net cash inflow of $1,770,156 for the comparable year in 2008. Decrease of cash inflow in operating activities primarily due to (i) decrease in net profit of $498,150 for the year ended March 31, 2008 to a net loss of $140,850 for the year ended March 31, 2009, (ii) an increase in trade receivables to $6,368,725 as of March 31, 2009 from $5,610,789 as of March 31, 2008 and (iii) decrease in trade payables to $3,380,701 as of March 31, 2009 from $3,778,837 as of March 31, 2009.

Net cash used in investing activities

Net cash used in investing activities was $56,363 for the year ended March 31, 2009, compared to a net cash inflow $1,101,468 for the year ended March 31, 2008, a decrease of $1,157,831 or 105.1%. The decrease arose from a decrease of cash inflow from disposal of investment in securities of $1,102,083 for the year ended March 31, 2008 to $0 for the year ended March 31, 2009.

Net cash provided by financing activities

Net cash provided by financing activities was $1,205,397 for the year ended March 31, 2009, compared to a net cash outflow of $2,717,611 for the year ended March 31, 2008, an increase of $3,923,008 or 144.4%. The net cash inflow from financing activities primarily attributed by the net proceeds from revolving lines of credit of $772,865 for the year ended March 31, 2009 as compared to a net payment on revolving lines of credit of $2,604,185 for the year ended March 31, 2008.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $1,809,841 as of March 31, 2009.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of March 31, 2009, but from time to time, we may identify new expansion opportunities for which there will be a need for the use of cash.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Capital Resources

As of March 31, 2009, the Company has two revolving line of credit with financial institutions in Hong Kong with an outstanding balance of $355,020 and a trade financing payable to Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited in an aggregate of $1,332,669. If we are to acquire another business or further expand our operations, we will need additional capital.

The Company has open lines of credit with the following banks:

DBS Bank (Hong Kong) Limited
Shanghai Commercial Bank Limited

The Company plans on reducing its credit facilities so that the DBS Bank (Hong Kong) Limited and the Shanghai Commercial Bank Ltd. are the only banks with which the Company will have open lines of credit.  The exact date of closing our lines of credit with the other banks has not yet been determined.  The following table sets forth information relative to each bank’s terms.

Bank Credit Facilities

Name of Bank	Amount of Credit Line	Terms of Repayment	Current Balance
DBS Bank (Hong Kong) Limited	$7,000,000 HKD1	120 Days	-0-
Shanghai Commercial Bank Ltd.	$5,500,000 HKD1, 2, 3	120 Days	$355,020

1 HKD represents Hong Kong Dollars.
2 Cash deposits of not less than $264,500 is requested under the name of the Company.
3 Mr. Kwok Leung Lee, our President and Chairman, serves as personal guarantor for up to HKD7,500,000, or approximately US$967,680, plus interest, fees, costs and expenses.

During the year ended March 31, 2009, the Company entered into a financing arrangement with Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited, which provides the borrowings for trade payable financing. Under the terms of this arrangement, the Company received the revolving line of credit with the maturities of 2 to 3 months and charged with a commission fee of 5% on each amount drawn from the line, payable monthly. An additional interest will be charged on overdue balance, if any.  As of March 31, 2009, the outstanding balance was $1,332,669 along with accrued interest and commission charge in the amount of $111,579.

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

Our accounts receivable represent approximately 46% of our revenue.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  Green Dragon draws off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical accounting policies and estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates (See Note 3 in the Notes to Financial Statements).

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company believes that SFAS No. 141R should not have a material impact on the financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. It shall be applied prospectively as of the beginning of the fiscal year in which it is initially adopted. The Company will adopt the provisions of SFAS No. 160 beginning April 1, 2009, and do not anticipate it to have a material effect on its financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share”. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In December 2008, the FASB issued Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the consolidated financial statements.

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

On April 1, 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (FSP 141R-1). FSP 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of FSP 141R-1 to future acquisitions.

On April 9, 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

On April 29, 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended March 31, 2009 and 2008, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

GREEN DRAGON WOOD PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Green Dragon Wood Products, Inc.

We have audited the accompanying consolidated balance sheets of Green Dragon Wood Products, Inc. and its subsidiaries (“the Company”) as of March 31, 2009, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for the year ended March 31, 2009. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009, and the results of operations and cash flows for the year then ended and in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses and has a capital deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZYCPA Company Limited
ZYCPA Company Limited (Formerly Zhong Yi (Hong Kong) Company Limited) Certified Public Accountants Hong Kong, China August 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Green Dragon Wood Products, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Green Dragon Wood Products, Inc. and its subsidiaries (the Company) as of March 31, 2008 and the consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (“PCAOB”).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of the Company as of March 31, 2008 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc. November 13, 2008 Salt Lake City, Utah

GREEN DRAGON WOOD PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND 2008
 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$45,511	$145,855
Restricted cash	266,189	695,776
Accounts receivable, net	6,368,725	5,610,789
Inventories	-	234,308
Prepayments, deposits and other receivables	684,409	634,873

Total current assets	7,364,834	7,321,601

Non-current assets:
Website development cost	38,707	-
Plant and equipment, net	14,640	5,199

TOTAL ASSETS	$7,418,181	$7,326,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$3,380,701	$3,778,837
Revolving lines of credit	1,687,689	1,062,553
Income tax payable	44,797	121,075
Amount due to a director	-	89,900
Accrued liabilities and other payables	441,806	287,699

Total liabilities	5,554,993	5,340,064

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 4,000,000 shares issued and outstanding as of March 31, 2009 and 2008	$4,000	$4,000
Additional paid-in capital	640,500	640,500
Retained earnings	1,238,811	1,379,616
Accumulated other comprehensive loss	(20,123)	(37,380)

Total stockholders’ equity	1,863,188	1,986,736

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,418,181	$7,326,800

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended March 31,
	2009	2008

Revenues, net	$13,771,472	$22,595,000

Cost of revenue	(12,653,816)	(20,538,561)

Gross profit	1,117,656	2,056,439

Operating expenses:
General and administrative	1,263,606	1,316,196

Total operating expenses	1,263,606	1,316,196

LOSS (INCOME) FROM OPERATIONS	(145,950)	740,243

Other income (expense):
Foreign exchange gain (loss), net	120,918	(59,429)
Interest income	5,128	26,037
Interest expense	(161,351)	(305,870)
Other income	63,218	240,823

(LOSS) INCOME BEFORE INCOME TAXES	(118,037)	641,804

Income tax expense	(22,768)	(143,654)

NET (LOSS) INCOME	$(140,805)	$498,150

Other comprehensive income:
- Foreign currency translation gain	17,257	14,744

COMPREHENSIVE (LOSS) INCOME	$(123,548)	$512,894

Net (loss) income per share – Basic and diluted	$(0.03)	$0.12

Weighted average common shares outstanding for the year – Basic and diluted	4,000,000	4,000,000

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(140,805)	$498,150
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	8,415	7,196
Loss on disposal of available-for-sale securities	-	2,651
Allowance for doubtful accounts	65,010	87,453
Written-off of trade doubtful accounts	7,920	-
Written-off of uncollectible non-trade accounts	28,855	-
Changes in operating assets and liabilities:
Accounts receivable	(790,709)	1,893,021
Prepayments, deposits and other receivables	(76,028)	(39,926)
Inventories	234,991	(234,308)
Accounts payable	(577,450)	143,313
Income tax payable	(71,744)	34,406
Amount due to a director	(90,162)	(569,601)
Amount due to related parties	-	(75,157)
Accrued liabilities and other payables	151,746	22,958
Net cash (used in) provided by operating activities	(1,249,961)	1,770,156

Cash flows from investing activities:
Purchase of plant and equipment	(17,789)	(615)
Payment on website development cost	(38,574)	-
Proceeds from disposal of available-for-sale securities	-	1,102,083
Net cash (used in) provided by investing activities	(56,363)	1,101,468

Cash flows from financing activities:
Decrease in restricted cash	432,532	320,247
Net proceeds from (payment on) revolving lines of credit	772,865	(2,604,185)
Payment on bank loans and overdrafts	-	(433,673)
Net cash provided by (used in) financing activities	1,205,397	(2,717,611)

Effect of exchange rate changes on cash and cash equivalents	583	(25,652)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(100,344)	128,361

BEGINNING OF YEAR	145,855	17,494

END OF YEAR	$45,511	$145,855

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$94,512	$109,387
Cash paid for interest	$161,351	$446,785

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared set off against amount due from a director	$-	$1,932,000

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Common Stock		Additional paid-in	Retained earnings	Accumulated other comprehensive	Total Stockholders'
No. of Shares	Amount	Capital	earnings	loss	equity

As of April 1, 2007	4,000,000	$4,000	$640,500	$2,813,466	$-52,124	$3,405,842

Net income for the year	-	-	-	498,150	-	498,150

Dividends declared	-	-	-	(1,932,000)	-	(1,932,000)

Unrealized gain on marketable securities	-	-	-	-	46,465	46,465

Foreign currency translation adjustment	-	-	-	-	(31,721)	(31,721)

As of March 31, 2008	4,000,000	$4,000	$640,500	$1,379,616	$(37,380)	$1,986,736

Net loss for the year	-	-	-	(140,805)	-	(140,805)

Foreign currency translation adjustment	-	-	-	-	17,257	17,257

As of March 31, 2009	4,000,000	$4,000	$640,500	$1,238,811	$(20,123)	$1,863,188

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.         ORGANIZATION AND BUSINESS BACKGROUND

Green Dragon Wood Products, Inc., (the “Company” or “GDWP”) was incorporated under the laws of the State of Florida on September 26, 2007.

The Company, through its subsidiaries mainly engages in re-sale and trading of wood logs, wood lumber, wood veneer and other wood products in Hong Kong.

Description of wholly-owned subsidiaries

	Company name	Place/date of incorporation	Particulars of issued share capital	Principal activities	Effective interest held

1	Green Dragon Industrial Inc. (formerly Fit Sum Group Limited)	British Virgin Islands, May 30, 2007	37,500 issued shares of common stock of US$1 each	Investment holding	100%

2	Green Dragon Wood Products Company Limited	Hong Kong, March 14, 2000	5,000,000 issued shares of ordinary shares of HK$1 each	Re-sale and trading of wood logs, wood lumber, wood veneer and other wood products	100%

GDWP and its subsidiaries are hereinafter referred to as the “Company”.

2.         GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the year ended March 31, 2009, the Company incurred a net loss of $140,805 and suffered from a negative operating cash flow of $1,249,961. The continuation of the Company as a going concern through March 31, 2010 is dependent upon the continuing financial support of its shareholders and credit facility from the banks. Also, the Company is currently pursuing the additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Basis of consolidation

The consolidated financial statements include the financial statements of GDWP and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Restricted cash

As of March 31, 2009 and 2008, the Company maintained minimum cash balances of $266,189 and $695,776 in a pledged deposit account as collateral for the available revolving lines of credit provided by the financial institutions in Hong Kong.

●	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

●	Inventories

Inventories mainly include wood veneers for re-sale and are stated at lower of cost or market value using weighted average method.

●	Website development costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Costs associated with the website consist primarily of website development costs paid to a third party. These capitalized costs are subject to amortization until such time as website are fully completed and put into operational use. As of March 31, 2009, the website development is not completed.

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

Depreciation expense for the years ended March 31, 2009 and 2008 was $8,415 and $7,196, respectively.

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of March 31, 2009 and 2008.

●	Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Revenue from re-sale and trading of wood logs, wood lumber, wood veneer and other wood products is recognized upon shipment to the customer when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to the customer at varying points, which is determined based on shipping terms. Revenue is recorded net of sales discounts, returns, allowances, customer rebates and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenue

Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Costs associated with shipping products to the customers aggregating approximately $219,144 and $359,459 for the years ended March 31, 2009 and 2008, respectively is included in costs of revenue.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Advertising cost

Advertising costs are expensed as incurred under SOP 93-7, “Reporting for Advertising Costs”. There were no advertising expenses incurred for the years ended March 31, 2009 and 2008.

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

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. In accordance with FIN 48, the Company also adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the years ended March 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2009 and 2008, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its major business in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net (loss) income per share

The Company calculates net (loss) income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive loss as and when the related employee service is provided.

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States dollar ("US$"). The Company's subsidiary operating in Hong Kong maintained its books and records in its local currency, Hong Kong Dollars ("HK$"), which is a functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities are translated into US$, in accordance with SFAS No 52. “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of changes in stockholders’ equity.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective year:

	2009	2008
Year end HK$: US$1 exchange rate	7.7505	7.7827
Average rates HK$: US$1 exchange rate	7.7774	7.7993

●	Related parties

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

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the years ended March 31, 2009 and 2008, the Company operates one reportable business segment.

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company’s financial instruments primarily include cash and cash equivalents, restricted cash, accounts receivable, prepayments, deposits and other receivables, accounts payable, customer deposits, income tax payable, accrued liabilities and other payables

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

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

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company believes that SFAS No. 141R should not have a material impact on the financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. It shall be applied prospectively as of the beginning of the fiscal year in which it is initially adopted. The Company will adopt the provisions of SFAS No. 160 beginning April 1, 2009, and do not anticipate it to have a material effect on its financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share”. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In December 2008, the FASB issued Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the consolidated financial statements.

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

On April 1, 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (FSP 141R-1). FSP 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of FSP 141R-1 to future acquisitions.

On April 9, 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

On April 29, 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

4.         ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

	As of March 31,
	2009	2008

Accounts receivable, trade	$6,522,566	$5,700,675
Less: allowance for doubtful accounts	(153,841)	(89,886)
Accounts receivable, net	$6,368,725	$5,610,789

For the years ended March 31, 2009 and 2008, the Company provided the allowance for doubtful accounts of $65,010 and $87,453, respectively.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.         PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	As of March 31,
	2009	2008

Rental and utilities deposits	$89,950	$23,077
Purchase deposits	586,494	609,785
Prepayments	549	-
Other receivables	7,416	2,011
	$684,409	$634,873

6.         REVOLVING LINES OF CREDIT

(a)         Financial institutions in Hong Kong, secured

	As of March 31,
	2009	2008
Shanghai Commercial Bank Limited	$355,020	$504,270
DBS Bank (Hong Kong) Limited	-	558,283

Total revolving lines of credit	$355,020	$1,062,553

The Company has a revolving line of credit with Shanghai Commercial Bank Limited with the available balance of $967,680 (equivalent to HK$7,500,000). The line of credit bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities. Weighted average interest rate approximated 5.63% per annum for 2009 and 5.5% per annum for 2008, payable monthly.

Under this arrangement, the Company maintains a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. The line of credit is also personally guaranteed by Mr. Lee, the director of the Company. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

Borrowings under this arrangement were $355,020 and $504,270 as of March 31, 2009 and 2008, respectively.

(b)         Tai Wah Timber Factory Limited and Glory Idea Investment Limited, unsecured

During the year ended March 31, 2009, the Company entered into financing arrangement with Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited, which provides the borrowings for trade payable financing. Under the terms of this arrangement, the Company received the revolving line of credit with the maturities of 2 to 3 months and charged with a commission fee of 5% on each amount drawn from the line, payable monthly. An additional interest will be charged on overdue balance, if any.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of March 31, 2009, the outstanding balance was $1,332,669 along with accrued interest and commission charge in the amount of $111,579.

7.         INCOME TAXES

For the years ended March 31, 2009 and 2008, the local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Years ended March 31,
	2009	2008
– Local	$-	$-
– Foreign	(118,037)	641,804
(Loss) income before income taxes	$(118,037)	$641,804

Provision for income taxes consisted of the following:

	Years ended March 31,
	2009	2008
Current:
– Local	$-	$-
– Foreign	22,768	143,654

Deferred:
– Local	-	-
– Foreign	-	-

Provision for income taxes	$22,768	$143,654

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America, BVI and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America.

For the years ended March 31, 2009 and 2008, there was no operation in the United States of America.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the years ended March 31, 2009 and 2008, the operation in BVI incurred net operating losses of $0 and $326,984, respectively.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Hong Kong

GDWPCL is subject to Hong Kong Profits Tax at the statutory income rate of 16.5% and 17.5% on assessable income for the years ended March 31, 2009 and 2008, respectively. The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income taxes from foreign operation for the years ended March 31, 2009 and 2008 are as follows:

	Years ended March 31,
	2009	2008

(Loss) income before income taxes	$(118,037)	$966,788
Statutory income tax rate	16.5%	17.5%
Income tax at Hong Kong statutory tax rate	(19,476)	169,188

Tax effect of non-taxable income	-	(30,025)
Tax effect of non-deductible expenses	40,435	6,061
Tax effect of tax allowances	(1,096)	(238)
Under (over) provision for prior years	2,905	(1,332)
Income tax expense	$22,768	$143,654

As of March 31, 2009, the Company’s Hong Kong tax returns for tax years 2002 through 2008 remain open to examination by the Inland Revenue Department of Hong Kong (“HKIRD”).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of March 31, 2009 and 2008, no deferred tax assets or liabilities have been recognized.

8.         NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share for the years ended March 31, 2009 and 2008:

	Years ended March 31,
	2009	2008
Basis and diluted net (loss) income per share calculation
Numerator:
– Net (loss) income in computing basic net loss per share	$(140,805)	$498,150

Denominator:
– Weighted average ordinary shares outstanding	4,000,000	4,000,000

Net (loss) income per share - Basic and diluted	$(0.03)	$0.12

There were no dilutive financial instruments for the years ended 31 March 2009 and 2008.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.         PENSION PLAN

The Company’s subsidiary participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of approximately $256 (equivalent to HK$20,000). The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan. The assets of the schemes are controlled by trustees and held separately from those of the Company. The total contributions made for MPF Scheme were $9,966 and $18,274 for the years ended March 31, 2009 and 2008, respectively.

10.         SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Years ended March 31,
	2009	2008
Revenue, net:
- Hong Kong	$137,714	$451,900
- The PRC	9,777,745	14,234,850
- Europe	1,101,718	1,581,650
- Others	2,754,295	6,326,600

	$13,771,472	$22,595,000

All of the Company’s long-lived assets are located in Hong Kong.

11.         CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended March 31, 2009, one customer represented more than 10% of the Company’s revenues. This customer accounted for 59% of revenues amounting to $8,122,400 with the outstanding accounts receivable of $6,167,168 as of March 31, 2009.

For the year ended March 31, 2008, one customer represented more than 10% of the Company’s revenues. This customer accounted for 54% of revenues amounting to $11,687,362 with the outstanding accounts receivable of $4,250,750 as of March 31, 2008.

(b)	Major vendors

For the year ended March 31, 2009, the vendors who account for 10% or more of the purchases of the Company are presented as follows:

	Year ended March 31, 2009		March 31, 2009
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$2,936,622	24%	$2,013,975
Vendor B	1,530,720	13%	-
Total:	$4,467,342	37%	$2,013,975

	Year ended March 31, 2008		March 31, 2008
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$5,698,472	29%	$813,986
Vendor B	2,419,918	12%	-
Total:	$8,118,390	41%	$813,986

(c)	Credit risk

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

The Company’s interest-rate risk arises from bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2009 and 2008, all of borrowings were at fixed and variable rates. The interest rates and terms of repayment of borrowings are disclosed in Note 6.

(e)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

12.         COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company’s subsidiary in Hong Kong was committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2011. Total rent expenses for the years ended March 31, 2009 and 2008 was $185,458 and $46,057.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Future minimum rental payments due under non-cancelable operating leases are as follows:

Years ending March 31:
2010	$84,089
2011	23,410
Total:	$107,499

During the year ended March 31, 2009, the Company terminated a rental agreement (the “Agreement”) with a fixed monthly rental of approximately $14,100, due through March 2010. Under the Agreement, the Company is not subject to penalty charge in connection with the early termination, given that the Company has satisfied with a minimum rental period of 7 months. On September 27, 2008, the Company entered into a new rental agreement with a fixed monthly charge of approximately $8,000 in a term of 12 months, due October 2009.

(b)         Contingencies on Hong Kong tax examination

The HKIRD commenced an examination of the Company’s Hong Kong tax returns in March 2008. The HKIRD has imposed estimated assessments of $410,256 and $369,230 for the 2002 and 2003 tax years, respectively. The Company filed objections to the HKIRD in April 2008 and March 2009 as the objections are still in process as of March 31, 2009.

As a result of the implementation of FIN 48, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of March 31, 2009, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.

(c)         Legal proceedings

On February 12, 2009, a claim was filed by Chi Yim Yip, Roger and Characters Capital Group Limited (“CCGL”) against Mr. Kwok Leung Lee, a director of the Company, and GDWPCL alleging (i) breach of contract by GDWP concerning the engagement of CCGL to assist GDWPCL in securing GDWP’s listing on the OTC Bulletin Board and (ii) defamation by Mr. Kwok Leung Lee related to the contract dispute. Damages being sought include $31,287 in liquidated damages from GDWPCL, aggravated/exemplary damages and injunction from further defamation. The claim was filed with the High Court of the Hong Kong Special Administrative Region, Court of First Instance.

On April 9, 2009, Mr. Kwok Leung Lee and GDWPCL filed a Defense and Counterclaim. GDWPCL asserted a breach of contract claim against CCGL, alleging that CCGL failed to fulfill its obligations pursuant to the CCGL agreement to effect the listing of GDWP through a reverse merger by the use of a company that was listed on the Pink Sheets. Mr. Kwok Leung Lee additionally asserted a breach of contract claim against Chi Yim Yip, Roger for the Stock Purchase Agreement dated March 31, 2007, for failing to deliver a shell company, Tabatha V, Inc., that was listed on the Pink Sheets, which, pursuant to the Stock Purchase Agreement, was to be purchased by Mr. Kwok Leung Lee. Both Mr. Kwok Leung Lee and GDWPCL also claimed damages for fraudulent misrepresentation related to the failure to deliver the Pink Sheet shell company. On May 22, 2009, Chi Yim Yip, Roger and CCGL replied to the counterclaim. The Company is currently unable to assess the likelihood of a favorable or unfavorable outcome for this litigation.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

13.         COMPARATIVE FIGURES

Certain amounts in the prior year presented have been reclassified to conform to the current year financial statement presentation.

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previous independent registered public accounting firm

On February 6, 2009, we notified Madsen & Associates CPA’s Inc. (“Madsen & Associates”) that it was being terminated as the Company’s independent registered public accounting firm. The decision to dismiss Madsen & Associates as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on February 6, 2009.

During the Company’s two most recent fiscal years and through the date of this report on Form 8-K, Madsen & Associates did not issue any reports on the Company’s financial statements that contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. During the engagement period, the Company did not have any disagreements with Madsen & Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Madsen & Associates’ satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

During the two year period ended March 31, 2008, and through the date of termination, Madsen & Associates did not advise the Company that any of the events listed in Item 304 (a)(1)(v) had occurred or should occur.  Additional information regarding this termination is available on our Current Report on Form 8-K filed with the SEC on February 10, 2009.

New independent registered public accounting firm

On February 6, 2009, the Company’s Board of Directors approved the engagement of ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited) (“ZYCPA”), effective February 6, 2009, as its independent registered public accounting firm for the Company’s fiscal year ended March 31, 2009 and for the period ending September 30, 2009.

During the two year period ended March 31, 2008, and through the date of ZYCPA’s  engagement, the Company has not consulted with ZYCPA regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter or event that was the subject of disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

Item 9A.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's principal executive, financial and accounting officer concluded that, the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.   Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).    Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

For the fiscal year ended March 31, 2009, Green Dragon carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)   in Internal Control – Integrated Framework.   This evaluation was conducted by Kwok Leung Lee, our President and sole officer. Based upon this evaluation, our President concluded that Green Dragon’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report issued by Green Dragon’s registered independent accounting firm regarding Green Dragon’s internal control over financial reporting. The management’s report was not subject to attestation by Green Dragon’s registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fiscal year ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Additionally, evaluations of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions or a deterioration of compliance with policies and procedures.

Item 9B.                 Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers.  Our Board of Directors is comprised of two directors.  There are no family relationships between any of our directors or executive officers. Each of our directors is elected to serve until the next annual meeting of our shareholders and until his successor is elected and qualified or until such director’s earlier death, removal or termination.

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title
Kwok Leung Lee	41	President, Secretary, Treasurer, and Chairman of the Board
Mei Ling Law	63	Director

Our directors hold office until the next annual meeting of our shareholders and until their successors have been qualified after being elected or appointed. Our officers serve at the discretion of our Board of Directors.

Set forth below is biographical information about our current directors and executive officers:

Kwok Leung Lee has served as our President/Chairman of the Board of Directors since September 1998. Mr. Lee, also known as Stephen Lee, is a graduate of Michigan State University with a Bachelors Degree in Social Sciences.  He received a Master of Science in Management from Shiga University in Japan in 1993 with a specialization in management and economics.  Mr. Lee is fluent in Chinese, Japanese and English. Mr. Lee has traveled extensively worldwide for Green Dragon handling purchasing, negotiations with client companies, logistics, and administration and finance.  He has more than twelve (12) years of diverse product knowledge and global experience in wood products ranging from softwood to hardwood, log to lumber to veneer.  His experience extends to furniture, flooring, interior decoration, musical instruments, and sports equipment.

Mei Ling Law has served as a director since our original formation in 1998.  She is also the mother of our President, Mr. Lee.  Ms. Law has been in the wood business for more than 10 years and is mainly responsible for the internal affairs of Green Dragon.  Ms. Law has been an entrepreneur for more than 30 years, has good connections in China, and possesses profound China trade experience as well as joint ventures in China.

Audit Committee Financial Expert

Our Board of Directors currently acts as our audit committee. Our Board of Directors has not yet determined whether we have a member who qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is defined in Item 407(a)(1) of Regulation S-K. Our Board of Directors is in the process of searching for a suitable candidate for this position.

Audit Committee

We have not yet appointed an audit committee, and our Board of Directors currently acts as our audit committee. At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2010 fiscal year.

Code of Ethics

We have adopted a code of ethics as of August 31, 2007 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and will be posted on our website once our site is operational.  Our complete Code of Ethics has been attached to this registration statement as an exhibit.  Our annual report filed with the Securities Exchange Commission will set forth the manner in which a copy of our code may be requested at no charge.  The following is a summary of the key points of the Code of Ethics we adopted:

●  Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

● Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our company;

● Full compliance with applicable government laws, rules and regulations;

● The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

● Accountability for adherence to the code.

Compliance with Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended March 31, 2009, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, except that Kwok Leung Lee and Mei Ling Law have not filed their Form 3s on a timely basis.

Item 11.                 Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our President, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years March 31, 2009 and 2008.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compen-sation3 ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kwok Leung Lee,1 President and Director	2009	63,517	-0-	-0-	-0-	-0-	-0-	75,218	138,735
	2008	63,339	-0-	-0-	-0-	-0-	-0-	-0-	63,339
Mei Ling Law,2 Director	2009	15,044	-0-	-0-	-0-	-0-	-0-	-0-	15,044
	2008	15,001	-0-	-0-	-0-	-0-	-0-	-0-	15,001
1There is no employment contract with Mr. Kwok Leung Lee at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.
2There is no employment contract with Ms. Mei Ling Law at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.
3 Provision of director’s quarters with a monthly rental of HK$62,000 or approximately $8,000 under a one-year lease to October 2009 is provided by the Company.

Employment Agreements

We do not have any written employment agreements.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

We will also consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Compensation of Directors

Other than as provided in the compensation table above, our directors did not receive any compensation during the fiscal years ended March 31, 2009 and 2008.  We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.

Outstanding Equity Awards at Fiscal Year-End

None.

Pension and Retirement Plans

The Company’s subsidiary participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong. The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of approximately $2,572 (equivalent to HK$20,000). The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan. The assets of the schemes are controlled by trustees and held separately from those of the Company. The total contributions made for MPF Scheme were $9,966 and $18,274 for the years ended March 31, 2009 and 2008, respectively.

Other than the above-mentioned pension scheme, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our President and (iv) all executive officers and directors as a group as of August 13, 2009.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock (1)

Directors and Executive Officers

Common Stock	Kwok Leung Lee Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong	2,400,000	60%

Common Stock	Mei Ling Law (2) Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong	600,000	15%

All Directors and Executive Officers as a Group (2 persons)		3,000,000	75%

(1)
Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

In determining the percent of common stock owned by a person or entity on August 13, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on August 13,  2009 (4,000,000 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(2)	Mei Ling Law, a director, is the mother of our President and Chairman of the Board, Kwok Leung Lee.

Item 13.                  Certain Relationships and Related Transactions, and Director Independence.

To the best of our knowledge there are no transactions in our fiscal year ended March 31, 2009 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

For the year ended March 31 2008, we had the following transactions:

Amounts Due From Director.  The line item “Due From Director” on our balance sheet as of March 31, 2007, consists of advances to our President and director Mr. Kwok Leung Lee.  This amount was subsequently repaid using a dividend, as follows:

•           On September 25, 2007 the Board of Directors declared a dividend to be paid to shareholders of record as of September 25, 2007.  The dividend was declared payable on October 5, 2007.  We declared a $1,932,000 dividend on our common stock out of retained earnings to our (then) two (2) shareholders: President and Director Kwok Leung Lee and Director Mei Ling Law.

O           Kwok Leung Lee

▪           Mr. Lee entitled a total of HK$12,000,000 or USD $1,545,600 in a dividend from the company.  He subsequently used this dividend to offset his advances.  In other words, Mr. Lee used the dividend to offset the balance “Due From Director” – said Director being Mr. Lee.  This dividend, along with the amount provided by Ms. Law (see below), completely paid off the amount due from Director Lee as of the date of the dividend.

▪           Mr. Lee’s advances were taken at various times for various amounts during the course of the fiscal year.  Rather than issue a cash payment to Mr. Lee only to have him issue payment to Green Dragon for the advances taken by him, we declared a dividend that was then used to offset the advances taken by Mr. Lee.  The company authorized the advances to Mr. Lee by a Board resolution.  In light of the amount of time and travel by Mr. Lee throughout the world in furtherance of business on behalf of the company the Board of Directors believes it was appropriate to provide advances to Mr. Lee based on what management thought would be his total compensation for the year ended March 31, 2008.

O           Mei Ling Law

▪ A total of HK$3,000,000 or USD$386,400 was declared as dividend to Ms. Law on October 5, 2007.  Ms. Law, who is also the mother of Mr. Lee, requested her dividend be combined with Mr. Lee’s to completely pay off the advances to Mr. Lee.  After the total of $1,932,000 was applied against the outstanding balance advanced to Mr. Lee there was an excessive amount of dividend declared of $166,011.

The excessive amount of $166,011 is the remaining balance of interim dividend after set off against the Director’s advances, which amount was subsequently waived by Director Lee.  Please see Table 7 below.  The principal is all from the Director’s advances.  We have not included the director’s advances in our Executive compensation table.  Management believes that these advances were not loans but amounts drawn by Mr. Lee after approval by the Board of Directors.  The dividends declared to Mr. Lee and Ms. Law are reflected in our Executive Compensation tables under “All Other Compensation.”  As discussed above, the dividends declared were used to offset the amount Due from Directors in our financial statements.

Unpaid Interim Dividend After Set Off Against The Director’s Advances

Dr./(Cr.)

Balance as of April 1, 2007	$1,272,499
Director’s advances during the period	493,490
Interim dividend declared during the period	(1,932,000)
Waiver of Director’s current account	166,011

Balance as of March 31, 2008	$-0-

The following table provides the dates and amounts that were taken as advances against the total compensation to be provided for Mr. Lee during our fiscal year ended March 31, 2008.   The Board of Directors approved the following advances based on what it believed would be the annual pay to be received by Mr. Lee during the fiscal year 2008.  Mr. Lee submitted to the company what he believed were going to be his financial requirements during each of the following periods.  Based on this information the Board of Directors approved the amount to be drawn on each date as shown in the table below:

Director’s Advances Schedule

NAME OF DIRECTOR	DATE OF ADVANCE	AMOUNT OF DRAW
Kwok Leung Lee	Balance at March 31, 2007	USD$1,272,499
Kwok Leung Lee	April 1, 2007	USD$87,283
Kwok Leung Lee	May 1, 2007	USD$39,641
Kwok Leung Lee	June 1, 2007	USD$26,092
Kwok Leung Lee	July 1, 2007	USD$110,449
Kwok Leung Lee	August 1, 2007	(USD$17,920)1
Kwok Leung Lee	September 1, 2007	USD$96,638
Kwok Leung Lee	October 1, 2007	USD$46,158
Kwok Leung Lee	November 1, 2007	USD$51,330
Kwok Leung Lee	December 1, 2007	USD$219,8302
1 Indicates the balance after payment by Mr. Lee that created an overpayment for the amount drawn during that period.
2 Includes the amount of $166,011 owed by the Company to Mr. Lee that was waived by Mr. Lee.

The amount due to the director of $166,011 is the excessive amount of the dividend declared applied against the advances taken by Mr. Lee.  While the company had an increase in revenues of over $3,300,000.00, this amount due to Mr. Lee was waived by Mr. Lee since our net income for the nine month period ending December 31, 2007 showed a net comprehensive loss of approximately ($471,286).

As of March 31, 2008, management has initiated a new policy that all officers and directors are to be compensated on a regular basis by payroll and not by advances.  This policy is a permanent change for the Company.

Amounts Due From Related Companies.  In our fiscal year 2008, amounts due from related companies consisted of payments on behalf of the related companies by us with the breakdown set forth in the table below.  Amounts due from related companies as of December 31, 2007 were unsecured and interest free loans with no fixed payment terms, but were expected to be repaid to the Company within the next 12 months.  Both Divine Asia Limited and Pine Hero International Limited are companies that were controlled by the wife of our President, Mr. Lee.  The amounts written off were deemed to be additional compensation to Mr. Lee since he is the controlling party of both companies.

Due from Related Companies

Amount due from Divine Asia Limited (“Divine Asia”)
Annual government fee paid on behalf of Divine Asia	$550
Write off of amount due from related company	$(550)
Balance as of December 31, 2007	$-0-

Amount due from Pine Hero International Limited (“Pine Hero”)
Payroll paid on behalf of Pine Hero	$24,719
Annual government fee paid on behalf of Pine Hero	613
Write off of amount due from related company	$(25,332)
Balance as of December 31, 2007	$-0-

Divine Asia and Pine Hero were companies that were set up to provide overseas marketing activities.  Pine Hero was specifically to perform marketing for our Company in the Peoples Republic of China.  These two companies were set up by Green Dragon and the costs of incorporating and operating these companies was provided by us.  When it was apparent that neither company would be able to operate profitably, both companies were shut down.  We believe that by waiving the monies owed to Green Dragon by Pine Hero and Divine Asia the waiver did affect our accounts receivable, thereby reducing the profit of Green Dragon.  We believe that by providing for these waivers on our accounts receivable balance it insured that the profits of Green Dragon were not overstated.  We do not see any circumstances under which we would use any small entities like Divine Asia and Pine Hero in the future.

Personal Guarantee from Executive Officer/Director.  On August 19, 2008, the GDWPCL entered into a Bank Facilities Agreement with Shanghai Commercial Bank Ltd. for a revolving trade financing facility of up to HKD5,500,000.  Pursuant to the agreement, Mr. Kwok Leung Lee, our President and Chairman, serves as personal guarantor for up to HKD7,500,000, or approximately US$967,680, plus interest, fees, costs and expenses.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

The Company currently does not have a director that qualifies as an “independent” director as that term is defined under the National Association of Securities Dealers Automated Quotation system.  Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Item 14.                  Principal Accounting Fees and Services

Audit Fee

Green Dragon incurred, in the aggregate, approximately $35,000 and $50,000 for professional services rendered by its independent registered public accounting firm for the audit of Green Dragon’s annual financial statements for the years ended March 31, 2009 and 2008, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during these fiscal years.

Audit-Related Fees

Green Dragon did not incur any fees from its independent registered public accounting firm for audit-related services during the years ended March 31, 2009 and 2008.

Tax Fees

Green Dragon did not incur any fees from its independent registered public accounting firm for tax compliance or tax consulting services during the years ended March 31, 2009 and 2008.

All Other Fees

Green Dragon did not incur any fees from its independent registered public accounting firm for services rendered to Green Dragon, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal years ended March 31, 2009 and 2008.

PART IV

Item 15.                  Exhibits, Financial Statements Schedules

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation – Hong Kong.*
3.2	Articles of Incorporation – British Virgin Islands.*
3.3	Articles of Incorporation – Florida.*
3.4	Bylaws.*
10.1	Share Exchange Agreement, dated May 30, 2007, by and between between Fit Sum Group Limited, Inc., a British Virgin Islands corporation and Green Dragon Wood Products Co. Limited, a Hong Kong company.*
10.2	Share Exchange Agreement, dated September 26 , 2007, by and between Green Dragon Wood Products, Inc., a Florida corporation and Fit Sum Group Limited, a British Virgin Islands company.*
10.3	Banking Facilities Agreement, dated March 29, 2004, by and between Green Dragon Wood Products Co., Limited and DBS Bank (Hong Kong) Limited.*
10.4	Banking Facilities Agreement, dated August 19, 2008, by and between Green Dragon Wood Products Co., Limited and Shanghai Commercial Bank Ltd. (filed herewith).
14.1	Code of Ethics.*
16.1	Letter of Madsen & Associates, C.P.A., Inc. to the Securities and Exchange Commission pursuant to the requirements of Item 304(a)(3) of Regulation S-B.**
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Madsen & Associates, C.P.A., Inc. (filed herewith).
31.1	Certification by Principal Executive, Financial and Accounting Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
32.1	Certification by Principal Executive, Financial and Accounting Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

* Incorporated by reference to the exhibit to our report on form SB-2 filed with the SEC on December 11, 2007.
** Incorporated by reference to the exhibit to our report on form 8-K filed with the SEC on February 11, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 2009
GREEN DRAGON WOOD PRODUCTS, INC.

By:	/s/ Kwok Leung Lee
Kwok Leung Lee
President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kwok Leung Lee	President and Chairman of the Board (principal executive, financial and accounting officer)	August 13, 2009
Kwok Leung Lee
/s/ Mei Ling Law	Director	August 13, 2009
Mei Ling Law