Form 10-Q
period 2009-06-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2009-08-19
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑    No   

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes □  No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. 	Accelerated filer. 
Non-accelerated filer. (Do not check if a smaller reporting company)	Smaller reporting company. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      No   ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. □  Yes   □ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock as of August 18, 2009:  4,000,000

PART I – FINANCIAL INFORMATION

GREEN DRAGON WOOD PRODUCTS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2009 and March 31, 2009	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2009 and 2008	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2009 and 2008	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended June 30, 2009	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-15

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$186,013	$45,511
Restricted cash	266,141	266,189
Accounts receivable, net	6,560,106	6,368,725
Inventories	16,891	-
Income tax recoverable	56,335	-
Prepayments, deposits and other receivables	591,214	684,409

Total current assets	7,676,700	7,364,834

Non-current assets:
Website development cost	38,700	38,707
Plant and equipment, net	21,044	14,640

TOTAL ASSETS	$7,736,444	$7,418,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$3,881,519	$3,380,701
Revolving lines of credit	1,561,045	1,687,689
Accrued liabilities and other payables	400,129	441,806
Income tax payable	-	44,797

Total liabilities	5,842,693	5,554,993

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 4,000,000 shares issued and outstanding as of June 30, 2009 and March 31, 2009	4,000	4,000
Additional paid-in capital	640,500	640,500
Retained earnings	1,269,711	1,238,811
Accumulated other comprehensive loss	(20,460)	(20,123)

Total stockholders’ equity	1,893,751	1,863,188

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,736,444	$7,418,181

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,
	2009	2008

Revenues, net	$3,336,920	$5,097,927

Cost of revenue	3,062,041	4,333,596

Gross profit	274,879	764,331

Operating expenses:
Selling and marketing expenses	-	77,055
General and administrative	197,904	295,072

Total operating expenses	197,904	372,127

INCOME FROM OPERATIONS	76,975	392,204

Other income (expense):
Foreign exchange loss	(12,629)	(108,513)
Interest income	104	2,381
Interest expense	(42,941)	(49,461)
Other income	16,305	2,587

INCOME BEFORE INCOME TAXES	37,814	239,198

Income tax expense	(6,914)	(39,468)

NET INCOME	$30,900	$199,730

Other comprehensive loss:
- Foreign currency translation loss	(337)	(83)

COMPREHENSIVE INCOME	$30,563	$199,467

Net income per share – Basic and diluted	$0.01	$0.05

Weighted average number of shares outstanding during the period – Basic and diluted	4,000,000	4,000,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$30,900	$199,730
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,713	1,468
Changes in operating assets and liabilities:
Accounts receivable, trade	(192,544)	(731,483)
Inventories	(16,894)	30,481
Income tax recoverable	(101,140)	-
Prepayments, deposits and other receivables	93,088	89,439
Accounts payable, trade	501,497	549,179
Accrued liabilities and other payables	(41,604)	(110,517)
Amount due to a director	-	(89,900)
Income tax payable	-	(11,786)
Net cash provided by (used in) operating activities	275,016	(73,389)

Cash flows from investing activities:
Purchase of plant and equipment	(8,121)	(2,687)
Net cash used in investing activities	(8,121)	(2,687)

Cash flows from financing activities:
Repayment on revolving lines of credit	(126,363)	(472,173)
Decrease in pledged bank deposits	-	431,703
Net cash used in financing activities	(126,363)	(40,470)

Effect of exchange rate changes on cash and cash equivalents	(30)	83

NET CHANGE IN CASH AND CASH EQUIVALENTS	140,502	(116,463)

BEGINNING OF PERIOD	45,511	145,855

END OF PERIOD	$186,013	$29,392

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$108,036	$51,282
Cash paid for interest	$42,491	$49,461

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock
	No. of share	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity

Balance as of April 1, 2009	4,000,000	$4,000	$640,500	$1,238,811	$(20,123)	$1,863,188

Net income for the period	-	-	-	30,900	-	30,900

Foreign currency translation adjustment	-	-	-	-	(337)	(337)

Balance as of June 30, 2009	4,000,000	$4,000	$640,500	$1,269,711	$(20,460)	$1,893,751

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of March 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2009.

NOTE－2              ORGANIZATION AND BUSINESS BACKGROUND

Green Dragon Wood Products, Inc., (the “Company” or “GDWP”) was incorporated under the laws of the State of Florida on September 26, 2007.

The Company, through its subsidiaries, mainly engages in re-sale and trading of wood logs, wood lumber, wood veneer and other wood products in Hong Kong.

Description of wholly-owned subsidiaries:

	Company name	Place/date of incorporation	Particulars of issued share capital	Principal activities	Effective interest held

1	Green Dragon Industrial Inc. (“GDII”)	British Virgin Islands, May 30, 2007	37,500 issued shares of common stock of US$1 each	Investment holding	100%

2	Green Dragon Wood Products Company Limited (“GDWPCL”)	Hong Kong, March 14, 2000	5,000,000 issued shares of ordinary shares of HK$1 each	Re-sale and trading of wood logs, wood lumber, wood veneer and other wood products	100%

GDWP and its subsidiaries are hereinafter referred to as the “Company”.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－3              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories mainly include wood veneers for re-sale and are stated at lower of cost or market value, cost being determined on a weighted average method. As of June 30, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Costs associated with the website consist primarily of website development costs paid to a third party. These capitalized costs are subject to amortization until such time as website are fully completed and put into operational use. As of June 30, 2009, the website development is not completed.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Depreciation expense for the three months ended June 30, 2009 and 2008 was $1,713 and $1,468, respectively.

●	Valuation of long-lived assets

Long-lived assets primarily include plant and equipment and website development costs. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of June 30, 2009.

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

●	Net income per share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2009	June 30, 2008
Period end HK$:US$1 exchange rate	7.751	7.800
Average period HK$: US$1 exchange rate	7.752	7.806

●	Related parties

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

●	Fair value measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, the Company adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Effective April 1, 2009, the Company adopted FASB FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Adoption of the FSP had an insignificant effect on the Company’s financial statements.

FAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, FAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. FAS 157 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.” (“FAS 107”) This FSP requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 for the period ended June 30, 2009.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of FAS 165 did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“FAS 166”). FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification ™ ” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the financial results.

NOTE－4     ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required for the three months ended June 30, 2009.

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)

Accounts receivable, trade	$6,713,919	$6,522,566
Less: allowance for doubtful accounts	(153,813)	(153,841)
Accounts receivable, net	$6,560,106	$6,368,725

NOTE－5                   PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)

Other receivables	$23,280	$7,416
Prepayments	20,273	549
Purchase deposits	496,428	586,494
Rental and utilities deposits	51,233	89,950
	$591,214	$684,409

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－6                   REVOLVING LINES OF CREDIT

(a) Financial institutions in Hong Kong, secured

The Company has a revolving line of credit with Shanghai Commercial Bank with the available balance of $967,742 (equivalent to HK$7,500,000). The line of credit bears interest at a rate of 0.25% per annum over Hong Kong prime for HK$ facilities and at a rate of 0.25% per annum over US prime for US$ facilities. Weighted average interest rate approximated 4.75% and 5.75% per annum for the three months ended June 30, 2009 and 2008, payable monthly.

Under this arrangement, the Company maintains a cash deposit not less than $264,500 that will be considered restricted as compensating balances to the extent the Company borrows against this line of credit. Mr. Lee, the director of the Company, also personally guarantees the line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

Borrowings under this arrangement were $266,338 and $355,020 as of June 30, 2009 and March 31, 2009, respectively.

(b)         Tai Wah Timber Factory Limited and Glory Idea Investment Limited, unsecured

The Company has a financing arrangement with Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited, which provides the borrowings for trade payable financing. Under the terms of this arrangement, the Company received the revolving line of credit with the maturities of 2 to 3 months and charged with a commission fee of 5% on each amount drawn from the line, payable monthly. An additional interest will be charged on overdue balance, if any.

As of June 30, 2009 and March 31, 2009, the outstanding balance was $1,294,707 and $1,332,669 along with accrued interest and commission charge in the amount of $76,187 and $111,579, respectively.

NOTE－7                   INCOME TAXES

For the three months ended June 30, 2009 and 2008, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Three months ended June 30,
	2009	2008
Tax jurisdictions from:
– Local	$-	$-
– Foreign	37,814	239,198
Income before income taxes	$37,814	$239,198

Provision for income taxes consisted of the following:

	Three months ended June 30,
	2009	2008
Current:
– Local	$-	$-
– Foreign	6,914	39,468

Deferred:
– Local	-	-
– Foreign	-	-

Provision for income taxes	$6,914	$39,468

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

For the three months ended June 30, 2009 and 2008, there was no operation in the United States of America.

British Virgin Island

Under the current BVI law, the Company’s subsidiary in the BVI is not subject to tax on income.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the three months ended June 30, 2009 and 2008, GDWPCL generated an operating income of $37,814 and $239,198 for income tax purposes.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the three months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30,
	2009	2008

Income before income taxes	$37,814	$239,198
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory tax rate	6,239	39,468
Tax effect of non-deductible expenses	1,068	-
Tax effect of allowances	(393)	-
Income tax expense	$6,914	$39,468

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of June 30, 2009, no deferred tax assets or liabilities have been recognized.

NOTE－8                   SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended June 30,
	2009	2008
Revenue, net:
- Hong Kong	$87,575	$84,627
- The PRC	2,660,433	3,291,577
- Europe	25,628	352,515
- Others	563,284	1,369,208

	$3,336,920	$5,097,927

All of the Company’s long-lived assets are located in Hong Kong.

NOTE－9                   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended June 30, 2009, the customers who account for 10% or more of revenues of the Company are presented as follows:

	Three months ended June 30, 2009		June 30, 2009
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,697,470	51%	$5,910,391
Customer B	783,754	23%	350,267

Total:	$2,481,224	74%	$6,260,658

For the three months ended June 30, 2008, one customer represented more than 10% of the Company’s revenues. This customer accounted for 57% of revenues amounting to $2,904,767 with $4,916,972 of accounts receivable as of June 30, 2008.

(b)        Major vendors

For the three months ended June 30, 2009, one vendor represented more than 10% of the Company’s purchases. This vendor accounted for 16% of purchases amounting to $491,544 with $2,448,102 of accounts payable as of June 30, 2009.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the three months ended June 30, 2008, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	Three months ended June 30, 2008		June 30, 2008
	Purchases	Percentage of purchase	Accounts payable
Vendor A	$1,086,117	25%	$1,428,028
Vendor B	1,296,556	30%	-

Total:	2,382,673	55%	$1,428,028

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

The Company’s interest-rate risk arises from bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2009, all of borrowings were at variable rates. The interest rates and terms of repayment of bank borrowings are disclosed in Note 6.

NOTE－10                 COMMITMENTS AND CONTINGENTS

(a)         Operating lease commitment

The Company’s subsidiary in Hong Kong was committed under several non-cancelable operating leases with fixed monthly rentals, due through October 2009. Total rent expenses for the three months ended June 30, 2009 and 2008 was $31,397 and $35,040.

As of June 30, 2009, the Company has the future minimum rental payments under various non-cancelable operating leases are as follows:

Period ending June 30,
2010	$61,065
2011	23,410
$84,475

(b)         Contingencies

The Inland Revenue Department of Hong Kong (“HKIRD”) commenced an examination of the Company’s Hong Kong tax returns for the year 2002 in March 2008. The HKIRD has imposed estimated assessments of $410,256 and $369,230 for the 2002 and 2003 tax year. The Company filed an objection to the HKIRD in April 2008 and the objection is still in process as of June 30, 2009.

As a result of the implementation of FIN 48, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of June 30, 2009, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

NOTE－11                COMPARATIVE FIGURES

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

Except as otherwise indicated by the context, references in this Form 10-Q to “we,” “us,” “our,” “the Registrant”, “Green Dragon”, “our Company,” or “the Company” are to Green Dragon Wood Products, Inc., a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

Results of Operations

Three Months Ended June 30, 2009 as Compared to Three Months Ended June 30, 2008

The following table summarizes the results of our operations during the three month periods ended June 30, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended June 30, 2009 to the three month period ended June 30, 2008.

	Three months ended June 30,		Increase /	% increase /
	2009	2008	(Decrease)	(decrease)
Revenue	$3,336,920	5,097,927	(1,761,007)	(35)%
Cost of Revenue	(3,062,041)	(4,333,596)	1,271,555	29%
Gross Profit	274,879	764,331	(489,452)	(64)%
Total Operating Expenses	(197,904)	(372,127)	174,223	47%
Income from Operations	76,975	392,204	(315,229)	(80)%
Other Expense	(39,161)	(153,006)	113,845	74%
Income before Income Tax	37,814	239,198	(201,384)	(84)%
Income Tax Expense	(6,914)	(39,468)	32,554	82%
Net Income	30,900	199,730	(168,830)	(85)%

Revenue

Revenue for the three months ended June 30, 2009 was $3,339,920, a decrease of $1,761,007 or 35% from $5,097,927 for the comparable period in 2008. The decrease was primarily attributable to the reductions in sales order from construction and renovation project customers.

Cost of revenue and gross profit

Cost of revenue for the three months ended June 30, 2009 was $3,062,041, a decrease of $1,271,555 or 29% from $4,333,596 for the comparable period in 2008.  The decrease was in line with the decrease in sales.

Gross profit for the three months ended June 30, 2009 was $274,879, a decrease of $489,452 or 64% from $764,331 for the comparable period in 2008. The gross profit margin for the three months ended June 30, 2009 also decreased to 4% from 15% for the comparable period in 2008. The decrease was primarily attributable to the decrease in selling prices.

Operating expenses

Operating expenses for the three months ended June 30, 2009 were $197,904, a decrease of $174,223 or 47% from $372,127 for the comparable period in 2008.  The decrease was primarily attributable to the reductions in sales and marketing expenses, professional fees and bank charges.

Income before income tax and income tax expense

Income before income tax for the three months ended June 30, 2009 was $37,814, a decrease of $201,384 or 84% from $239,198 for the comparable period in 2008.  The decrease was primarily attributable to the decrease in sales.

Income tax expenses

Provision for income tax for the three months ended June 30, 2009 was $6,914, a decrease of $32,554 or 82% from $39,468 for the comparable period in 2008.  The decrease was primarily attributable to sales decline.

Net Income

Net income for the three months ended June 30, 2009 was $30,900, a decrease of $168,830 or 85% from $199,730 for the comparable period in 2008.  The decrease was primarily attributable to the sales decline.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the three months ended June 30, 2009 was $45,511 and increased to $186,013 by the end of the period, an increase of $140,502 or 309%. The increase was primarily attributable to settlement of trade receivables from the customers. The net change in cash and cash equivalents represented an increase of $256,965 or 221% to $140,502 from ($116,463) for the comparable period in 2008. The increase was primarily attributable to cash inflow from operating activities.

Net cash provided by (used in) operating activities

Net cash inflow from operating activities for the three months ended June 30, 2009 was $275,016, an increase of $348,405 or 475% from outflow of ($73,389) for the comparable period in 2008.  The increase was primarily attributable to cash inflow from operating activities by the settlement of trade receivables.

Net cash used in investing activities

Net cash used in investing activities for the three months ended June 30, 2009 was $8,121, an increase of $5,434 or 202% from $2,687 for the comparable period in 2008.  The increase was primarily attributable to the addition of office equipments.

Net cash used in financing activities

Net cash used in financing activities for the three months ended June 30, 2009 was $126,363, an increase of $85,893 or 212% from $404,470 for the comparable period in 2008.  The increase was primarily attributable to the repayment on revolving lines of credit.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $1,834,007 at June 30, 2009.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of June 30, 2009, but from time to time, we may identify new business opportunities to improve the profitability and working capital from the operation.

Capital Resources

As of June 30, 2009, the Company has a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $266,338 and a trade financing payable to Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited in an aggregate of $1,294,707. If we are to acquire another business or further expand our operations, we will need additional capital.

Bank Credit Facilities

Name of Bank	Amount of Credit Line	Terms of Repayment	Current Balance

Shanghai Commercial Bank Ltd.	$5,500,000 HKD1, 2, 3	120 Days	$266,338

1 HKD represents Hong Kong Dollars.
2 Cash deposits of not less than $264,500 is requested under the name of the Company.
3 Mr. Kwok Leung Lee, our President and Chairman, serves as personal guarantor for up to HKD7,500,000, or approximately US$967,742, plus interest, fees, costs and expenses.

The Company has a financing arrangement with Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited, which provides the borrowings for trade payable financing. Under the terms of this arrangement, the Company received the revolving line of credit with the maturities of 2 to 3 months and charged with a commission fee of 5% on each amount drawn from the line, payable monthly. An additional interest will be charged on overdue balance, if any.

As of June 30, 2009 and March 31, 2009, the outstanding balance was $1,294,707 and $1,332,669 along with accrued interest and commission charge in the amount of $76,187 and $111,579, respectively.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                      CONTROLS AND PROCEDURES.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer has evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our President, Kwok Leung Lee, as appropriate to allow timely decisions regarding required disclosure. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon his controls evaluation, our President has concluded that our Disclosure Controls are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.
.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS.

On February 12, 2009, a claim was filed by Chi Yim (Roger) Yip and Characters Capital Group Limited (“CCGL”) against Kwok Leung Lee, our President, and GDWPCL alleging (i) breach of contract by GDWPCL concerning the engagement of CCGL to assist GDWPCL in securing GDWPCL’s listing on the OTC Bulletin Board and (ii) defamation by Kwok Leung Lee related to the contract dispute.  Damages being sought include $31,287 in liquidated damages from GDWPCL, aggravated/exemplary damages and injunction from further defamation. The claim was filed with the High Court of the Hong Kong Special Administrative Region, Court of First Instance.

On April 9, 2009, Kwok Leung Lee and GDWPCL filed a Defense and Counterclaim.  GDWPCL asserted a breach of contract claim against CCGL, alleging that CCGL failed to fulfill its obligations pursuant to the CCGL agreement to effect the listing of GDWPCL through a reverse merger by the use of a company that was listed on the Pink Sheets. Kwok Leung Lee additionally asserted a breach of contract claim against Chi Yim (Roger) Yip for the Stock Purchase Agreement dated March 31, 2007, for failing to deliver a shell company, Tabatha V, Inc., that was listed on the Pink Sheets, which, pursuant to the Stock Purchase Agreement, was to be purchased by Kwok Leung Lee.  Both Kwok Leung Lee and GDWPCL also claimed damages for fraudulent misrepresentation related to the failure to deliver the Pink Sheets shell company. On May 22, 2009, Chi Yim (Roger) Yip and CCGL replied to the counterclaim.  The Company is currently unable to assess the likelihood of a favorable or unfavorable outcome for this litigation.

Other than as disclosed above, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 1A.                   RISK FACTORS.

Not Applicable.

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: August 19, 2009	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer )