Form 10-Q
period 2009-09-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2009-11-16
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock as of November 16, 2009:  4,000,000

PART I – FINANCIAL INFORMATION

GREEN DRAGON WOOD PRODUCTS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2009 and March 31, 2009	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2009 and 2008	F-2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2009 and 2008	F-3

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended September 30, 2009	F-4

Notes to Condensed Consolidated Financial Statements	F-5-F-16

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$185,223	$45,511
Restricted cash	266,165	266,189
Accounts receivable, net	6,987,293	6,368,725
Inventories	4,715	-
Income tax recoverable	41,846	-
Prepayments, deposits and other receivables	614,808	684,409

Total current assets	8,100,050	7,364,834

Non-current assets:
Website development cost	38,704	38,707
Plant and equipment, net	22,516	14,640

TOTAL ASSETS	$8,161,270	$7,418,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$3,926,761	$3,380,701
Revolving lines of credit	1,910,426	1,687,689
Accrued liabilities and other payables	343,582	441,806
Income tax payable	-	44,797

Total liabilities	6,180,769	5,554,993

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 4,000,000 shares issued and outstanding as of September 30, 2009 and March 31, 2009	4,000	4,000
Additional paid-in capital	640,500	640,500
Retained earnings	1,356,299	1,238,811
Accumulated other comprehensive loss	(20,298)	(20,123)

Total stockholders’ equity	1,980,501	1,863,188

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,161,270	$7,418,181

See accompanying notes to condensed consolidated financial statements

.
GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

Revenue	$2,900,334	$3,394,046	$6,237,254	$8,491,973

Cost of revenue	(2,565,779)	(3,097,767)	(5,627,820)	(7,508,418)

Gross profit	334,555	296,279	609,434	983,555

Operating expenses:
General and administrative	(226,402)	(366,399)	(424,306)	(661,471)
Total operating expenses	(226,402)	(366,399)	(424,306)	(661,471)

Income (loss) from operations	108,153	(70,120)	185,128	322,084

Other income (expense):
Foreign exchange gain (loss)	7,622	54,519	(5,007)	(53,994)
Interest income	107	1,381	211	3,762
Interest expense	(44,239)	(22,409)	(87,180)	(71,870)
Other income	29,441	43,262	45,746	45,849

Total other income (expense)	(7,069)	76,753	(46,230)	(76,253)

Income before income taxes	101,084	6,633	138,898	245,831

Income tax expense	(14,496)	(21,986)	(21,410)	(61,454)

NET INCOME (LOSS)	$86,588	$(15,353)	$117,488	$184,377

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	162	15,213	(175)	15,130

COMPREHENSIVE INCOME (LOSS)	$86,750	$(140)	$117,313	$199,507

Net income (loss) per share – Basic and diluted	$0.02	$(0.00)	$0.03	$0.05

Weighted average number of shares outstanding during the period – Basic and diluted	4,000,000	4,000,000	4,000,000	4,000,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended September,
	2009	2008
Cash flows from operating activities:
Net income	$117,488	$184,377
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,988	2,936
Changes in operating assets and liabilities:
Accounts receivable, trade	(619,191)	(516,645)
Inventories	(4,716)	119,411
Income tax recoverable	(86,648)	(37,421)
Prepayments, deposits and other receivables	69,547	(144,744)
Accounts payable, trade	546,412	582,639
Accrued liabilities and other payables	(98,194)	(213,575)
Amount due to a director	-	(89,900)
Net cash used in operating activities	(71,314)	(112,922)

Cash flows from investing activities:
Purchase of plant and equipment	(11,866)	(2,711)
Net cash used in investing activities	(11,866)	(2,711)

Cash flows from financing activities:
Decrease in pledged bank deposits	-	429,090
Net proceeds from (payments to) revolving lines of credit	222,909	(456,922)
Net cash provided by (used in) financing activities	222,909	(27,832)

Effect of exchange rate changes on cash and cash equivalents	(17)	15,130

NET CHANGE IN CASH AND CASH EQUIVALENTS	139,712	(128,335)

BEGINNING OF PERIOD	45,511	145,855

END OF PERIOD	$185,223	$17,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$108,058	$98,875
Cash paid for interest	$75,562	$71,870

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock
	No. of share	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity

Balance as of April 1, 2009	4,000,000	$4,000	$640,500	$1,238,811	$(20,123)	$1,863,188

Net income for the period	-	-	-	117,488	-	117,488

Foreign currency translation adjustment	-	-	-	-	(175)	(175)

Balance as of September 30, 2009	4,000,000	$4,000	$640,500	$1,356,299	$(20,298)	$1,980,501

See accompanying notes to condensed consolidated financial statements.

GREEN DARGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

In the opinion of management, the consolidated balance sheet as of March 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010 or for any future period.

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

GREEN DARGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Basis of consolidation

The unaudited condensed consolidated financial statements include the financial statements of GDWP and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Revenue recognition

In accordance with the Accounting Standards Codification ("ASC") Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

Inventories mainly include wood veneers for re-sale and are stated at lower of cost or market value, cost being determined on a weighted average method. As of September 30, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Website development costs

The Company recognizes the costs associated with developing a website in accordance with the ASC Topic 350-50, “Website Development Costs”. Costs associated with the website consist primarily of website development costs paid to a third party. These capitalized costs are subject to amortization until such time as website are fully completed and put into operational use. As of September 30, 2009, the website development is not completed.

GREEN DARGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

Depreciation expense for the three months ended September 30, 2009 and 2008 was $2,275 and $1,468, respectively.

Depreciation expense for the six months ended September 30, 2009 and 2008 was $3,988 and $2,936, respectively.

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment and website development costs. In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of September 30, 2009.

●	Comprehensive income

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the six months ended September 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

GREEN DARGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company conducts its major business in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authorities.

●	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is United States dollar ("US$"). The Company's subsidiaries in Hong Kong, maintain their books and records in its local currency, Hong Kong dollar ("HK$"), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2009	September 30, 2008
Period end HK$:US$1 exchange rate	7.7512	7.7640
Average period HK$: US$1 exchange rate	7.7504	7.8003

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates one reportable business segment.

GREEN DARGON WOOD PRODUCTS, INC.\
OTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Fair value measurement

ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

●	Financial instruments

Cash and cash equivalents, restricted cash, accounts receivable, amount due from a director, prepayments, deposits and other receivables, accounts payable, accrued liabilities and other payables are carried at cost which approximates fair value. The estimated fair value of revolving lines of credit was $1.9 million and $1.7 million as of September 30, 2009 and March 31, 2009, respectively, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

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

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

GREEN DARGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s condensed consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

The Company adopted, ASC Topic 855-10, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

GREEN DARGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

NOTE－4  ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company determined to write-off the uncollectible receivables of $34,444 because such receivables balances are deemed not recoverable during the period.

	September 30, 2009	March 31, 2009
	(Unaudited)	(Audited)

Accounts receivable, trade	$7,106,690	$6,522,566
Less: allowance for doubtful accounts	(119,397)	(153,841)
Accounts receivable, net	$6,987,293	$6,368,725

NOTE－5  PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	September 30, 2009	March 31, 2009
	(Unaudited)	(Audited)

Claim from suppliers	$100,235	$-
Other receivables	-	7,416
Prepayments	837	549
Purchase deposits	488,301	586,494
Rental and utilities deposits	25,435	89,950
	$614,808	$684,409

GREEN DARGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－6  REVOLVING LINES OF CREDIT

(a) Financial institutions in Hong Kong, secured

The Company has a revolving line of credit with Shanghai Commercial Bank with the available balance of $354,784 (equivalent to HK$2,750,000). The line of credit bears interest at a rate of 0.25% per annum over Hong Kong prime for HK$ facilities and at a rate of 0.25% per annum over US prime for US$ facilities. Weighted average interest rate approximately 4.75% and 5.75% per annum for the six months ended September 30, 2009 and 2008, payable monthly.

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

Borrowings under this arrangement were $451,714 and $355,020 as of September 30, 2009 and March 31, 2009, respectively.

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

As of September 30, 2009 and March 31, 2009, the outstanding balance was $1,458,712 and $1,332,669 along with accrued interest and commission charge in the amount of $143,083 and $111,579, respectively.

NOTE－7  INCOME TAXES

For the six months ended September 30, 2009 and 2008, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Six months ended September 30,
	2009	2008
Tax jurisdictions from:
– Local	$-	$-
– Foreign	138,898	245,831
Income before income taxes	$138,898	$245,831

Provision for income taxes consisted of the following:

	Six months ended September 30,
	2009	2008
Current:
– Local	$-	$-
– Foreign	21,410	61,454

Deferred:
– Local	-	-
– Foreign	-	-

Provision for income taxes	$21,410	$61,454

GREEN DARGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

United States of America

The Company is registered in the State of Florida and is subject to the tax laws of the United States of America. For the six months ended September 30, 2009 and 2008, there was no operation in the United States of America.

British Virgin Island

Under the current BVI law, the Company’s subsidiary in the BVI is not subject to tax on income.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the six months ended September 30, 2009 and 2008, GDWPCL generated an operating income of $138,898 and $245,831 for income tax purposes.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the six months ended September 30, 2009 and 2008 are as follows:

	Six months ended September 30,
	2009	2008

Income before income taxes	$138,898	$245,831
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory tax rate	22,918	40,562
Tax effect of non-deductible expenses	658	20,892
Tax effect of taxable allowances	(2,166)	-
Income tax expense	$21,410	$61,454

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of September 30, 2009, no deferred tax assets or liabilities have been recognized.

NOTE－8  SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Six months ended September 30,
	2009	2008
Revenue, net:
- Hong Kong	$128,164	$113,365
- The PRC	4,351,029	6,081,874
- Europe	511,809	1,148,555
- Others	1,246,252	1,148,179

	$6,237,254	$8,491,973

GREEN DARGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

All of the Company’s long-lived assets are located in Hong Kong.

NOTE－9  CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended September 30, 2009, the customers who account for 10% or more of the Company’s revenue are presented as follows:

	Three months ended September 30, 2009		September 30, 2009
	Revenue	Percentage of revenue	Accounts Receivable
Customer A	$1,101,506	38%	$5,942,110
Customer B	450,236	16%	-
Total:	$1,551,742	54%	$5,942,110

For the six months ended September 30, 2009, the customers who account for 10% or more of the Company’s revenue are presented as follows:

	Six months ended September 30, 2009		September 30, 2009
	Revenue	Percentage of revenue	Accounts Receivable
Customer A	$2,798,976	45%	$5,942,110
Customer B	1,233,990	20%	-
Total:	$4,032,966	65%	$5,942,110

For the three and six months ended September 30, 2008, one customer represented more than 10% of the Company’s revenues. This customer accounted for 76% and 65% of revenues amounting to $2,590,901 and $5,495,668, respectively, with $5,604,960 of accounts receivable as of September 30, 2008.

(b)	Major vendors

For the three months ended September 30, 2009, one vendor represented more than 10% of the Company’s purchases. This vendor accounted for 39% of purchases amounting to $1,008,273 with $2,604,817 of accounts payable as of September 30, 2009.

For the six months ended September 30, 2009, one vendor represented more than 10% of the Company’s purchases. This vendor accounted for 27% of purchases amounting to $1,499,817 with $2,604,817 of accounts payable as of September 30, 2009.

GREEN DARGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the three months ended September 30, 2008, one vendor represented more than 10% of the Company’s purchases. This vendor accounted for 13% of purchases amounting to $414,003 with $1,627,976 of accounts payable as of September 30, 2008.

For the six months ended September 30, 2008, the vendors who account for 10% or more of the Company’s purchases are presented as follows:

	Six months ended September 30, 2008		September 30, 2008
	Purchases	Percentage of purchase	Accounts Payable
Vendor A	$1,500,120	20%	$1,627,976
Vendor B	1,445,085	19%	-
Vendor C	783,822	10%	-
Total:	$3,729,027	49%	$1,627,976

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

The Company’s interest-rate risk arises from bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2009, all of borrowings were at variable rates. The interest rates and terms of repayment of bank borrowings are disclosed in Note 7.

NOTE－10  COMMITMENTS AND CONTINGENTS

(a)         Operating lease commitment

The Company’s subsidiary in Hong Kong was committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2011. Total rent expenses for the six months ended September 30, 2009 and 2008 was $62,420 and $98,538.

As of September 30, 2009, the Company has the future minimum rental payments under various non-cancelable operating leases are as follows:

Period ending September 30,
2010	$121,236
2011	82,616
$203,852

GREEN DARGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)         Contingencies

The Inland Revenue Department of Hong Kong (“HKIRD”) commenced an examination of the Company’s Hong Kong tax returns for the year 2002 in March 2008. The HKIRD has imposed estimated assessments of $410,256 and $369,230 for the 2002 and 2003 tax year. The Company filed an objection to the HKIRD in April 2008 and the objection is still in process as of September 30, 2009.

As a result of the implementation of ASC Topic 740 the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of September 30, 2009, the Company had no material unrecognized tax benefits based on the provisions of ASC Topic 740.

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

NOTE－12  SUBSEQUENT EVENTS

On October 30, 2009, the Company has filed a Definitive Schedule 14C to the Commission for effectiveness of the amendment to the Company’s Articles of Incorporation for (i) decrease the number of authorized shares of common stock of the Company from 500,000,000 shares to 450,000,000 shares, and to authorize 50,000,000 shares of preferred stock of the Company at a par value of $0.001 per share, and (ii) a one-for-twenty reverse split of the Company’s common stock.  The amendment to the Articles of Incorporation is expected to take effect on or around November 26, 2009.

Except for the above events, the Company evaluated subsequent events through November 16, 2009, the date the financial statements were issued, there was no other subsequent events which impacted the Company’s financial position or results of operations as of September 30, 2009 or which required disclosure.

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

Accounting Standards Codification (“ASC”) Topic 605 (“ASC Topic 605”)

We recognize revenue in accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

The majority of the Company's revenue results from sales contracts with direct customers in the trading of wood logs, wood lumber, wood veneers and other wood products and revenues are recognized when the products are delivered to and received by the customers. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of ASC Topic 605 with minimal subjectivity.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations

Three Months Ended September 30, 2009 as Compared to Three Months Ended September 30, 2008

The following table summarizes the results of our operations during the three month periods ended September 30, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended September 30, 2009 to the three month period ended September 30, 2008.

	Three months ended September 30,		Increase /	% increase /
	2009	2008	(Decrease)	(decrease)
Revenue	$2,900,334	3,394,046	(493,712)	-14.5%
Cost of Revenue	2,565,779	3,097,767	(531,988)	-17.2%
Gross Profit / (Loss)	334,555	296,279	38,276	12.9%
General and Administrative Expenses	226,402	366,399	(139,997)	-38.2%
Total Operating Expenses	226,402	366,399	(139,997)	-38.2%
Income / (Loss) from Operations	108,153	(70,120)	178,273	254.2%
Other Income / (Expense)	(7,069)	76,753	(83,822)	-109.2%
Income before Income Tax	101,084	6,633	94,451	1,424.0%
Income Tax Expense	14,496	21,986	(7,490)	-34.1%
Net Income / (Loss)	86,588	(15,353)	101,941	664.0%

Revenue

Revenue for the three months ended September 30, 2009 was $2,900,334, a decrease of $493,712 or 14.5% from $3,394,046 for the comparable period in 2008. The decrease was primarily attributable to a decrease in sales orders from construction and renovation project customers.

Cost of revenue and gross profit

Cost of revenue for the three months ended September 30, 2009 was $2,565,779, a decrease of $531,988 or 17.2% from $3,097,767 for the comparable period in 2008.  The decrease was in line with the decrease in sales as well as the slight decrease in purchase cost.

Gross profit for the three months ended September 30, 2009 was $334,555, an increase of $38,276 or 12.9% from $296,279 for the comparable period in 2008.  The increase was primarily attributable to the decrease in purchase cost.

The gross profit margin for the three months ended September 30, 2009 increased from 9% to 12% compared to the same period in 2008. The increase was primarily attributable to a decrease in purchase cost.

General and Administrative

General and administrative expenses for the three months ended September 30, 2009 were $226,402, a decrease of $139,997 or 38.2% from $366,399 for the comparable period in 2008.  The decrease was primarily attributable to a better control on various general and administrative expenses. The decrease is mainly attributable to the following:

	Three months ended September 30,
	2009	2008	Decrease	% of decrease
Handling charge on revolving lines of credit	30,563	72,907	(42,344)	-58.1%
Rent	31,131	64,133	(33,002)	-51.5%
Traveling	2,289	22,465	(20,176)	-89.8%

Income before income tax and income tax expense

Profit before income tax for the three months ended September 30, 2009 was $101,084, an increase of $94,451 or 1,424% from $6,633 for the comparable period in 2008.  The increase was primarily attributable to an overall decrease in various general and administrative expenses as mentioned above.

Income tax expense

Provision for income tax expense for the three months ended September 30, 2009 was $14,496, a decrease of $7,490 or 34.1% from $21,986 for the comparable period in 2008.  The decrease was primarily attributable to a decrease in sales and the effect of non-deductible legal and professional expenses incurred during 2008.

Net Income / (Loss)

Net Income for the three months ended September 30, 2009 was $86,588, an increase of $101,941 or 664% from a loss of $15,353 for the comparable period in 2008.  The increase was primarily attributable to the overall decrease in various general and administrative expenses as mentioned above.

Six Months Ended September 30, 2009 as Compared to Six Months Ended September 30, 2008

The following table summarizes the results of our operations during the six month periods ended September 30, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the six month period ended September 30, 2009 to the six month period ended September 30, 2008.

	Six months ended September 30,		Increase /	% increase /
	2009	2008	(Decrease)	(decrease)
Revenue	$6,237,254	8,491,973	(2,254,719)	-26.6%
Cost of Revenue	5,627,820	7,508,418	(1,880,598)	-25.0%
Gross Profit / (Loss)	609,434	983,555	(374,121)	-38.0%
General and Administrative Expenses	424,306	661,471	(237,165)	-35.8%
Total Operating Expenses	424,306	661,471	(237,165)	-35.8%
Income from Operations	185,128	322,084	(136,956)	-42.5%
Other Income / (Expense)	(46,230)	(76,253)	(30,023)	-39.4%
Income before Income Tax	138,898	245,831	(106,933)	-43.5%
Income Tax Expense	21,410	61,454	(40,044)	-65.2%
Net Income	117,488	184,377	(66,889)	-36.3%

Revenue

Revenue for the six months ended September 30, 2009 was $6,237,254, a decrease of $2,254,719 or 26.6% from $8,491,973 for the comparable period in 2008. The decrease was primarily attributable to the decrease in sales orders from construction and renovation project customers and decrease of selling prices.

Cost of revenue and gross profit

Cost of revenue for the six months ended September 30, 2009 was $5,627,820, a decrease of $1,880,598 or 25.0% from $7,508,418 for the comparable period in 2008.  The decrease was in line with the decrease in sales.

Gross profit for the six months ended September 30, 2009 was $609,434, a decrease of $374,121 or 38.0% from $983,555 for the comparable period in 2008.  The decrease was primarily due to the decrease in the sales volume and selling prices.

The gross profit margin for the six months ended September 30, 2009 decreased from 12% for the same period in 2008 to 10%. The decrease was primarily attributable to the drop in the sales volume and selling prices.

General and Administrative

General and administrative expenses for the six months ended September 30, 2009 were $424,306, a decrease of $237,165 or 35.8% from $661,471 for the comparable period in 2008.  The decrease was primarily attributable to the overall decrease in various general and administrative expenses. The decrease was primarily attributable to the following:

	Six months ended September 30,
	2009	2008	Decrease	% of decrease
Handling charges on revolving lines of credit	74,162	130,273	(56,111)	-43.1%
Professional fees	86,887	154,973	(68,086)	-43.9%
Traveling	2,764	50,398	(47,634)	-94.5%

Income before income tax and income tax expense

Income before income tax for the six months ended September 30, 2009 was $138,898, a decrease of $106,933 or 43.5% from $245,831 for the comparable period in 2008.  The decrease was primarily attributable to the decrease in sales.

Income tax expense

Provision for income tax benefit for the six months ended September 30, 2009 was $21,410, a decrease of $40,044 or 65.2% from $61,454 for the comparable period in 2008.  The decrease was primarily due to the decrease in our overall sales and profit and the effect of non-deductible legal and professional expenses incurred during 2008.

Net Income

Net Income for the six months ended September 30, 2009 was $117,488, a decrease of $66,889 or 36.3% from $184,377 for the comparable period in 2008.  The decrease was primarily due to the decrease in our overall sales and profit.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the six months ended September 30, 2009 was $45,511 and increased to $185,223 by the end of the period, an increase of $139,712 or 307.0%. The increase was primarily attributable to the net proceeds from revolving line of credit.

Net cash used in operating activities

Net cash used in operating activities for the six months ended September 30, 2009 was $71,314, a decrease of $41,608 or 36.8% from $112,922 for the comparable period in 2008. The decrease was primarily attributable to the combined effects of increases in accounts receivable, income tax recoverable and set-off by the decrease in prepayments, deposits, other receivables, accounts payable, and accrued liabilities and other payables.

Net cash used in investing activities

Net cash used in investing activities for the six months ended September 30, 2009 was $11,866, an increase of $9,155 or 337.7% from $2,711 for the comparable period in 2008.  The increase was primarily attributable to the increase in purchases of plant and equipment.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $1,919,281 at September 30, 2009.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2009, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of September 30, 2009, the Company has a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $451,714 and a trade financing payable to Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited, in an aggregate of $1,458,712. If we are to acquire another business or further expand our operations, we will need additional capital.

Bank Credit Facilities

Name of Bank	Amount of Credit Line	Terms of Repayment	Current Balance

Shanghai Commercial Bank Ltd.	HKD2,750,000 [1],[2],[3]	120 Days	$451,714

[1] HKD represents Hong Kong Dollars.
[2] Cash deposits of not less than $264,500 is requested under the name of the Company.
[3] Mr. Kwok Leung Lee, our President and Chairman, serves as personal guarantor for up to HKD7,500,000, or approximately US$967,592, plus interest, fees, costs and expenses.

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

As of September 30, 2009 and March 31, 2009, the outstanding balance was $1,458,712 and $1,332,669 along with accrued interest and commission charge in the amount of $143,083 and $111,579, respectively.

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

Our accounts receivable represent approximately 112% of our revenue.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  Green Dragon draws off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

Based upon its controls evaluation, our management has concluded that our Disclosure Controls are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On October 13, 2009, a majority of shareholders approved an amendment to the Company’s Articles of Incorporation that would (i) decrease the number of authorized shares of common stock of the Company from 500,000,000 shares to 450,000,000 shares, and to authorize 50,000,000 shares of preferred stock of the Company, and (ii) to effect a one-for-twenty reverse split of the Company’s common stock.  The amendment to the Articles of Incorporation is expected to take effect on or around November 26, 2009.

ITEM 6. EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2	32.1	Certification pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: November 16, 2009	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer )