Form 10-Q
period 2009-12-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2010-02-12
CIK 1417172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2009
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐(Do not check if a smaller reporting company)	Smaller reporting company. ☑
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock as of February 12, 2010:  200,000

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREEN DRAGON WOOD PRODUCTS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2009	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2009 and 2008	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2009 and 2008	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended December 31, 2009	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-17

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$73,239	$45,511
Restricted cash	266,031	266,189
Accounts receivable, net	6,662,959	6,368,725
Inventories	177,481	-
Income tax recoverable	47,107	-
Prepayments, deposits and other receivables	676,710	684,409

Total current assets	7,903,527	7,364,834

Non-current assets:
Website development cost	38,684	38,707
Plant and equipment, net	20,511	14,640

TOTAL ASSETS	$7,962,722	$7,418,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$3,403,295	$3,380,701
Revolving lines of credit	2,000,014	1,687,689
Amount due to a director	307,318	-
Income tax payable	-	44,797
Accrued liabilities and other payables	301,647	441,806

Total liabilities	6,012,274	5,554,993

Commitments and contingencies		-

Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no share issued and outstanding as of December 31, 2009 and March 31, 2009	-	-
Common stock, $0.001 par value; 450,000,000 shares authorized; 200,000 shares issued and outstanding as of December 31, 2009 and March 31, 2009	200	200
Additional paid-in capital	644,300	644,300
Retained earnings	1,327,217	1,238,811
Accumulated other comprehensive loss	(21,269)	(20,123)

Total stockholders’ equity	1,950,448	1,863,188

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,962,722	$7,418,181

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008

Revenue	$2,768,964	$3,217,503	$9,006,218	$11,709,476

Cost of revenue	2,536,550	3,208,321	8,164,370	10,716,739

Gross profit	232,414	9,182	841,848	992,737

Operating expenses:
General and administrative	195,722	242,198	620,028	903,669
Total operating expenses	195,722	242,198	620,028	903,669

Income (loss) from operations	36,692	(233,016)	221,820	89,068

Other income (expense):
Foreign exchange (loss) gain	(40,222)	103,054	(45,229)	49,060
Interest income	119	1,290	330	5,052
Interest expense	(36,645)	(42,708)	(123,825)	(114,578)
Other income	5,686	3,962	51,432	49,811

Total other (expense) income	(71,062)	65,598	(117,292)	(10,655)

Income before income taxes	(34,370)	(167,418)	104,528	78,413

Income tax benefit (expense)	5,288	19,398	(16,122)	(42,056)

NET (LOSS) INCOME	$(29,082)	$(148,020)	$88,406	$36,357

Other comprehensive income (loss):
- Foreign currency translation (loss) gain	(971)	2,729	(1,146)	17,859

COMPREHENSIVE (LOSS) INCOME	$(30,053)	$(145,291)	$87,260	$54,216

Net (loss) income per share – Basic and diluted	$(0.15)	$(0.74)	$0.44	$0.18

Weighted average number of shares outstanding during the period – Basic and diluted	200,000	200,000	200,000	200,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$88,406	$36,357
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	5,982	4,005
Changes in operating assets and liabilities:
Accounts receivable, trade	(298,141)	(1,696,635)
Inventories	(177,567)	161,262
Income tax recoverable	(91,923)	-
Prepayments, deposits and other receivables	7,298	127,069
Accounts payable, trade	24,602	1,257,793
Amount due to a director	307,468	(89,900)
Customer deposits	-	(26,423)
Income tax payable	-	(56,884)
Accrued liabilities and other payables	(139,965)	83,941
Net cash used in operating activities	(273,840)	(199,415)

Cash flows from investing activities:
Purchase of plant and equipment	(11,865)	(2,721)
Net cash used in investing activities	(11,865)	(2,721)

Cash flows from financing activities:
Change in restricted cash	-	427,544
Net proceeds from (repayment to) revolving lines of credit	313,474	(335,401)
Net cash provided by financing activities	313,474	92,143

Effect of exchange rate changes on cash and cash equivalents	(41)	17,859

NET CHANGE IN CASH AND CASH EQUIVALENTS	27,728	(92,134)

BEGINNING OF PERIOD	45,511	145,855

END OF PERIOD	$73,239	$53,721

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$108,045	$98,940
Cash paid for interest	$96,088	$114,578

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	No. of share	Amount	capital	earnings	loss	equity

Balance as of April 1, 2009, as restated	200,000	$200	$644,300	$1,238,811	$(20,123)	$1,863,188

Net income for the period	-	-	-	88,406	-	88,406

Foreign currency translation adjustment	-	-	-	-	(1,146)	(1,146)

Balance as of December 31, 2009	200,000	$200	$644,300	$1,327,217	$(21,269)	$1,950,448

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of March 31, 2009 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010 or for any future period.

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

On November 25, 2009, the Company approved to decrease the number of authorized shares of its common stock with a par value $0.001 per share from 500,000,000 shares to 450,000,000 shares, and to authorize 50,000,000 shares of preferred stock with a par value $0.001 per share.

Concurrently, on November 25, 2009, the Company approved the 1 for 20 reverse split of its common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse stock split.

Description of wholly-owned subsidiaries:

	Company name	Place/date of incorporation	Particulars of issued share capital	Principal activities	Effective interest held

1	Green Dragon Industrial Inc. (“GDII”)	British Virgin Islands (“BVI”), May 30, 2007	37,500 issued shares of common stock of US$1 each	Investment holding	100%

2	Green Dragon Wood Products Company Limited (“GDWPCL”)	Hong Kong, March 14, 2000	5,000,000 issued shares of ordinary shares of HK$1 each	Re-sale and trading of wood logs, wood lumber, wood veneer and other wood products	100%

GDWP and its subsidiaries are hereinafter referred to as the “Company”.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－3 GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the nine months ended December 31, 2009, the Company incurred a negative operating cash flow of $273,840. The continuation of the Company as a going concern through December 31, 2010 is dependent upon the continuing financial support of its shareholders and credit facility from the banks. Also, the Company is currently pursuing the additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Inventories mainly include wood veneers for re-sale and are stated at lower of cost or market value, cost being determined on a weighted average method. As of December 31, 2009, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Website development costs

The Company recognizes the costs associated with developing a website in accordance with the ASC Topic 350-50, “Website Development Costs”. Costs associated with the website consist primarily of website development costs paid to a third party. These capitalized costs are subject to amortization until such time as website are fully completed and put into operational use. As of December 31, 2009, the website development is not completed.

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable life
Computer equipment	3-5 years
Office equipment	5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended December 31, 2009 and 2008 was $1,994 and $1,069, respectively.

Depreciation expense for the nine months ended December 31, 2009 and 2008 was $5,982 and $4,005, respectively.

●	Impairment of long-lived assets

Long-lived assets primarily include plant and equipment and website development costs. In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no impairment as of December 31, 2009.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

For the nine months ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:
	Nine months ended December 31,
	2009	2008
Period-end HK$:US$1 exchange rate	7.7551	7.7507
Average period HK$:US$1 exchange rate	7.7513	7.7847

●	Related parties

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

Cash and cash equivalents, restricted cash, accounts receivable, income tax recoverable, prepayments, deposits and other receivables, accounts payable, amount due to a director, accrued liabilities and other payables are carried at cost which approximates fair value. The estimated fair value of revolving lines of credit was $2.0 million and $1.7 million as of December 31, 2009 and March 31, 2009, respectively, based on current market prices or interest rates.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)
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

In January, 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. The standard amends ASC Topic 820, “Fair Value Measurements and Disclosures” to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009.

NOTE－5 ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company determined to write-off the uncollectible receivables of $34,413 because such balances are deemed not recoverable during the period.

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)

Accounts receivable, trade	$6,782,296	$6,522,566
Less: allowance for doubtful accounts	(119,337)	(153,841)
Accounts receivable, net	$6,662,959	$6,368,725

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)
NOTE－6 PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)

Purchase deposits	$644,387	$586,494
Rental and utilities deposits	26,259	89,950
Prepayments	-	549
Other receivables	6,064	7,416
	$676,710	$684,409

NOTE－7 REVOLVING LINES OF CREDIT

(a)         Financial institution in Hong Kong, secured

The Company has a revolving line of credit with Shanghai Commercial Bank with the available balance of $354,605 (equivalent to HK$2,750,000). The line of credit bears interest at a rate of 0.25% per annum over Hong Kong prime for HK$ facilities and at a rate of 0.25% per annum over US prime for US$ facilities. Weighted average interest rate approximated 3.5% and 5.5% per annum for the nine months ended December 31, 2009 and 2008, payable monthly.

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

Borrowings under this arrangement were $344,068 and $355,020 as of December 31, 2009 and March 31, 2009, respectively.

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

As of December 31, 2009 and March 31, 2009, the outstanding balance was $1,655,946 and $1,332,669 along with accrued interest and commission charge in the amount of $233,818 and $111,579, respectively.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－8 STOCKHOLDERS’ EQUITY

On November 25, 2009, the Company approved to decrease the number of authorized shares of its common stock with a par value $0.001 per share from 500,000,000 shares to 450,000,000 shares, and to authorize 50,000,000 shares of preferred stock with a par value $0.001 per share.

Concurrently, on November 25, 2009, the Company approved the 1 for 20 reverse split of its common stock. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse stock split.

As a result, the Company had 200,000 shares of its common stock issued and outstanding as of December 31, 2009.

NOTE－9 INCOME TAXES

For the nine months ended December 31, 2009 and 2008, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Nine months ended December 31,
	2009	2008
Tax jurisdictions from:
– Local	$-	$(176,470)
– Foreign	104,528	254,883
Income before income taxes	$104,528	$78,413

Provision for income taxes consisted of the following:

	Nine months ended December 31,
	2009	2008
Current:
– Local	$-	$-
– Foreign	16,122	42,056

Deferred:
– Local	-	-
– Foreign	-	-

Provision for income taxes	$16,122	$42,056

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States of America, BVI and Hong Kong that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Florida and is subject to the tax laws of the United States of America. For the nine months ended December 31, 2009 and 2008, there was no operation in the United States of America.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)
British Virgin Island

Under the current BVI law, the Company’s subsidiary in the BVI is not subject to tax on income.

Hong Kong

The Company’s major operating subsidiary, GDWPCL is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the nine months ended December 31, 2009 and 2008, GDWPCL generated an operating income of $104,528 and $254,883 for income tax purposes.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from its operation for the nine months ended December 31, 2009 and 2008 are as follows:

	Nine months ended December 31,
	2009	2008

Income before income taxes	$104,528	$254,883
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory tax rate	17,247	42,056
Tax effect of non-deductible expenses	1,041	-
Tax effect of taxable allowances	(2,166)	-
Income tax expense	$16,122	$42,056

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of December 31, 2009, no deferred tax assets or liabilities have been recognized.

NOTE－10 SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Nine months ended December 31,
	2009	2008
Revenue, net:
- Hong Kong	$128,149	$146,116
- The PRC	6,669,094	8,147,937
- Europe	668,717	1,860,859
- Others	1,540,258	1,554,564

Total revenue, net	$9,006,218	$11,709,476

All of the Company’s long-lived assets are located in Hong Kong.

NOTE－11 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the three months ended December 31, 2009, the customers who account for 10% or more of the Company’s revenue are presented as follows:

	Three months ended December 31, 2009		December 31, 2009
	Revenue	Percentage of revenue	Accounts Receivable

Customer A	$1,710,088	62%	$6,047,183
Customer B	608,481	22%	-
Total:	$2,318,569	84%	$6,047,183

For the nine months ended December 31, 2009, the customers who account for 10% or more of the Company’s revenue are presented as follows:

	Nine months ended December 31, 2009		December 31, 2009
	Revenue	Percentage of revenue	Accounts Receivable

Customer A	$4,508,739	50%	$6,047,183
Customer B	1,842,328	20%	-
Total:	$6,351,067	70%	$6,047,183

For the three and nine months ended December 31, 2008, one customer represented more than 10% of the Company’s revenues. This customer accounted for 50% and 60% of revenues amounting to $1,747,607 and $7,247,495, respectively, with $6,324,154 of accounts receivable as of December 31, 2008.

(b)	Major vendors

For the three months ended December 31, 2009, one vendor represented more than 10% of the Company’s purchase. This vendor accounted for 16% of purchase amounting to $393,680, with $2,421,603 of accounts payable as of December 31, 2009.

For the nine months ended December 31, 2009, one vendor represented more than 10% of the Company’s purchase. This vendor accounted for 23% of purchase amounting to $1,893,377, with $2,421,603 of accounts payable as of December 31, 2009.

For the three and nine months ended December 31, 2008, the vendors who account for 10% or more of the Company’s purchases are presented as follows:

	Three months ended December 31, 2008		December 31, 2008
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$1,292,543	43%	$2,696,258
Vendor B	294,252	10%	-
Total:	$1,586,795	53%	$2,696,258

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended December 31, 2008		December 31, 2008
	Purchases	Percentage of purchase	Accounts Payable

Vendor A	$2,790,659	27%	$2,696,258
Vendor C	1,523,952	15%	-
Vendor D	1,061,633	10%	-
Total:	$5,376,244	52%	$2,696,258

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

The Company’s interest-rate risk arises from revolving lines of credit. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2009, all of borrowings were at variable rates. The interest rates and terms of repayment of revolving lines of credit are disclosed in Note 7.

NOTE－12 COMMITMENTS AND CONTINGENTS

(a)         Operating lease commitment

The Company’s subsidiary in Hong Kong was committed under several non-cancelable operating leases with fixed monthly rentals, due through October 2011. Total rent expenses for the nine months ended December 31, 2009 and 2008 was $31,585 and $146,013.

As of December 31, 2009, the Company has the future minimum rental payments under various non-cancelable operating leases are as follows:

Period ending December 31,
2010	$28,075
2011	3,509
Total	$31,584

(b)         Contingencies

The Inland Revenue Department of Hong Kong (“HKIRD”) commenced an examination of the Company’s Hong Kong tax returns for the year 2002 in March 2008. The HKIRD has imposed estimated assessments of $410,256 and $369,230 for the 2002 and 2003 tax year. The Company filed an objection to the HKIRD in April 2008 and the objection is still in process as of December 31, 2009.

As a result of the implementation of ASC Topic 740, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of December 31, 2009, the Company had no material unrecognized tax benefits based on the provisions of ASC Topic 740.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

NOTE－13	COMPARATIVE FIGURES

Certain amounts in prior periods presented have been reclassified to conform to the current period financial statement presentation.

NOTE－14	SUBSEQUENT EVENTS

The Company evaluated subsequent events through February 12, 2010, the date the financial statements were issued, there were no other subsequent events which impacted the Company’s financial position or results of operations as of December 31, 2009 or which required disclosure.

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

Accounting Standards Codification Topic 605 ("ASC Topic 605")

We recognize revenue in accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

The majority of the Company's revenue results from sales contracts with direct customers in the trading of wood logs, wood lumber, wood veneers and other wood products and revenues are recognized when the products are delivered to and received by the customers. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of the ASC Topic 605 with minimal subjectivity.

Recent Accounting Pronouncements

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. The standard amends ASC Topic 820, “Fair Value Measurements and Disclosures” to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The standard does not change how fair values are measured. The standard is effective for interim and annual reporting periods beginning after December 15, 2009.

Results of Operations

Comparison of the Three Months Ended December 31, 2009 and 2008

Revenue and Net Loss

For the three months ended December 31, 2009, there was $2,768,964 sales revenue and a net loss of $29,082. For the three months ended December 31, 2008, there was $3,217,503 sales revenue and a net loss of $148,020. The decrease in net loss of $118,938 or 80.36% resulted primarily from an increase in gross profit and a decrease in overall general and administrative expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2009 were $195,722, a decrease of $46,476 or 19.19% compared to $242,198 for the comparable period in 2008. The decrease was primarily attributable to the decrease in professional fee incurred from a litigation of approximately $32,000 and decrease in rental expense of approximately $18,000 as the Company has rented a new office premise and director’s quarter during 2009 with lower rental charge.

Interest Expenses

Interest expense for the three months ended December 31, 2009 was $36,645 compared to $42,708 for the comparable period in 2008, a decrease of $6,063 or 14.2%. The slight decrease was primarily attributable to less borrowings from financial institutions in Hong Kong for the three months ended December 31, 2009 compared to the same period in 2008.

Income Tax Benefit

Income tax benefit for the three months ended December 31, 2009 was $5,288, a decrease of $14,110 or 72.74% from $19,398 for the comparable period in 2008.

Comparison of the Nine Months Ended December 31, 2009 and 2008

Revenue and Net Income

For the nine months ended December 31, 2009, there was $9,006,218 sales revenue and a net income of $88,406. For the nine months ended December 31, 2008, there was $11,709,476 sales revenue and a net income of $36,357. This increase in net income of $52,049 or 143.16% resulted primarily from an increase in the gross profit and a decrease in overall general and administrative expenses.
.
General and Administrative Expenses

General and administrative expenses for the nine months ended December 31, 2009 were $620,028, a decrease of $283,641 or 31.39% compared to $903,669 for the comparable period in 2008. The decrease was primarily attributable to 1) the decrease in professional fee incurred from a litigation of approximately $92,000, 2) decrease in rental expense of approximately $55,000 as the Company has rented a new office premise and director’s quarter during 2009 with lower rental charge, 3) decrease in overseas travelling expense of approximately $44,000 and 4) decrease in commission expense to Tai Wah Timber Factory Limited of approximately $46,000.

Interest Expenses

Interest expense for the nine months ended December 31, 2009 was $123,825 compared to $114,578 for the comparable period in 2008, an increase of $9,247 or 8.07%. The slight increase was primarily attributable to the increase in overdue interest charged on the revolving line of credit advanced from Tai Wah Timber Factory Limited.

Income Tax Expenses

Income tax for the nine months ended December 31, 2009 was $16,122, compared to $42,056 for the comparable period in 2008, a decrease of $25,934 or 61.67%.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the nine months ended December 31, 2009 was $45,511 and increased to $73,239 by the end of the period, an increase of $27,728 or 60.92%. The increase was primarily attributable to the increase in amount due to a director of $307,468, the net proceeds from revolving lines of credit of $313,474 and set-off with the changes in accounts receivable, inventories and income tax recoverable of $(298,141), $(177,567) and $(91,923), respectively. The net change in cash and cash equivalents represented a decrease of $92,134 or 63.17%, from $145,855 as at the beginning of the nine months ended December 31, 2008 to $53,721 by the end of the period. The decrease was primarily attributable to the change in accounts receivable of $(1,696,635) and net-off by the increase in accounts payable of $1,257,793 and repayment to revolving lines of credit of $335,401.

Net cash used in operating activities

Net cash outflow from operating activities for the nine months ended December 31, 2009 was $273,840, an increase of $74,425 or 37.33% from $199,415 for the comparable period in 2008.  The increase in net cash used in operating activities was primarily attributable to the changes in inventories from $161,262 for the nine months ended December 31, 2008 to $(177,567) for the comparable period in 2009 and off-set by the increase in amount due to a director from $(89,900) for the nine months ended December 31, 2008 to $307,468 for the comparable period in 2009.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended December 31, 2009 was $11,865, an increase of $9,144 or 336.06% from $2,721 for the comparable period in 2008.  The increase was primarily attributable to purchases of plant and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended December 31, 2009 was $313,474, an increase of $221,331 or 240.2% from $92,143 for the comparable period in 2008.  The increase was primarily attributable to the change in revolving lines of credit from a net repayment of $335,401 for the nine months ended December 31, 2008 to a net proceed of $313,474 for the comparable period in 2009.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $1,891,253 and $1,809,841 as of December 31, 2009 and March 31, 2009, respsectively.

We currently generate our cash flow through our operations. There is no identifiable expansion plan as of December 31, 2009, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of December 31, 2009, the Company has a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $344,068 and a trade financing payable to Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited in an aggregate of $1,655,946. If we are to acquire another business or further expand our operations, we will need additional capital.

Going concern

For the nine months ended December 31, 2009, the Company incurred a negative operating cash flow of $273,840. The continuation of the Company as a going concern through December 31, 2010 is dependent upon the continuing financial support of its shareholders and credit facility from the banks. Also, the Company is currently pursuing the additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Bank Credit Facilities

Name of Bank	Amount of Credit Line	Terms of Repayment	Current Balance

Shanghai Commercial Bank Ltd.	$5,500,000 HKD1, 2, 3	120 Days	$2,750,000 HKD

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

As of December 31, 2009 and March 31, 2009, the outstanding balance was $1,655,946 and $1,332,669 along with accrued interest and commission charge in the amount of 233,818 and $111,579, respectively.

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

  Our accounts receivable represent approximately 74% of our revenue.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  Green Dragon draws off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

Based upon their controls evaluation, our President has concluded that our Disclosure Controls are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Our president also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the our management, including our President,  to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 13, 2009, a majority of shareholders approved an amendment to the Company’s Articles of Incorporation that would (i) decrease the number of authorized shares of common stock of the Company from 500,000,000 shares to 450,000,000 shares, and to authorize 50,000,000 shares of preferred stock of the Company, and (ii) to effect a one-for-twenty reverse split of the Company’s common stock.  The amendment to the Articles of Incorporation took effect on November 26, 2009, and the reverse split took effect in the marketplace on December 16, 2009.

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.              EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive, Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2	32.1	Certification of the Principal Executive Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: February 12, 2010	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer )