Form 10-K
period 2010-03-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2010-07-14
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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
Yes            ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes            ☑ No

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
☑ Yes                       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes            No

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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes           ☑ No

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

As of September 30, 2009, 50,000 shares of common stock were held by non-affiliates.  Since inception, the registrant’s common stock has not been quoted or traded on any exchange or quotation system.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes           No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of July 14, 2010, there are presently 200,000 shares of common stock, par value $0.001 issued and outstanding.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

PART I

Item 1.                 Business.

Corporate History

Green Dragon Wood Products, Inc. (the “Company” or “GDWP”) was incorporated under the laws of the State of Florida on September 26, 2007.

On September 26, 2007, GDWP entered into a share exchange transaction with the equity owners of Green Dragon Industrial Inc. (“GDI”) (formerly Fit Sum Group Limited). Pursuant to the share exchange transaction, GDI’s equity owners transferred 100% of the equity interest in GDI in exchange for 200,000 shares of common stock of the Company. Upon completion of the share exchange, GDI became a wholly-owned subsidiary of the Company, and GDWPCL, through GDI, became an indirect wholly-owned operating subsidiary of the Company.

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

Principal Products

We import wood logs and veneer from various countries and regions, including the United States, West Africa, Europe, and South China.  These imports are used in wood products such as furniture, flooring, wooden doors and musical instruments.  Currently we export approximately 65% of our products to two (2) wood distributors in Southern China, with the remaining 35% exported to approximately 20 customers located throughout the world, including India, Italy, and the United Arab Emirates.

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

When we import our wood logs and veneers, we are always the principal in the transaction.  Prior to importing our wood logs and veneers, we receive a purchase order from our client.  We are occasionally required by suppliers to put up deposit or advance payment for some of the purchase of highly demanded species of logs. Most of our export sales are by Letter of Credit terms and Telegraphic Transfer basis from our clients.

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

Competition

In order to compete effectively in the wood products industry, a company must understand and respond to the needs of its customers. Many of our competitors have greater financial resources than we have, enabling them to finance and purchase in a quick fashion and in greater volume to meet their needs to address rising demands and to reap unexpected business opportunity and economic benefits. In addition, many of these companies can offer additional products and services not provided by us such as open credit terms to their customers, and more variety of wood species . Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market. They may also be in a position to accept lower fees than we would for the same customer. Consequently, we may encounter significant competition in our efforts to achieve our internal and external growth objectives.

With our limited financial capacity, we are not able to offer a great variety of species of wood products or services such as open credit and  warehouse facilities to make us stand above our competition, however we have chosen to refine and enhance the availability of the number of types of wood logs and veneers that fall within our capability to import/export.  Also, we have been gearing up to develop a unique website portal to facilitate the veneer trading business by building a platform for finding the right product in the right place within short time.  The portal will at the same time enable suppliers to reach all potential customers effectively to sell to the right customer for a better price.

Our primary competitors in China include the following:

Donggyuang Loyalwoods International Co. Ltd.  Based in Dongguan, Guangdong Province, this veneer trading company maintains its own warehouse and outlets to sell the veneer. The veneer sold by Loyalwoods is predominately derived from North American species of timber.

Danzer Group.  Danzer Group is an international wood processing company with factories, warehouses and sales outlets around the world.  Due to the size of its organization however, Danzer Group bears substantially higher operation costs than Green Dragon and is less flexible and adaptive to market changes.

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

Sources and Availability of Raw Materials
While there are many suppliers of wood and veneer, weather conditions can play a major role in availability.  In times of heavy rain we find that there is limited availability. However, we try to import higher volume and encourage our customers to purchase more wood product in times of good weather.   At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.  Over the years we have developed good relationships with mutual trust among many of our customers and suppliers.

Since we are dealing with mostly a primary source of wood in log form in the forest, the supply of such raw material can be adversely affected by seasonal change such as winter, summer, dry and rainy season, as well as by government change of regulation such as ban on log exports. However, we are trying to tackle these risks exposures by engaging only sustainable forest sources. In addition,  we have recently successfully received approval for the FSC COC certificate from the worldwide environment protection agency, Forest Stewardship Council, which means we are obligated to provide certified environmental friendly and sustainable forest products to our clients, and as such our sustainable sourcing helps to curb global warming.

Customers

Presently we rely on two major customers in Southern China.   While currently approximately 65% of our business is generated from these two distributors, these relationships are long-term and have become mutually beneficial.  One party without the other is harmful to not only Green Dragon but the distributor. We believe that in the future we will not have to rely on any one or a limited number of customers for our business. We expect to increase our customer base as we continue to grow our business. Our target markets are not limited geographically so we have been able to expand our client base and steadily increase our revenues.  We believe that our client base will continue to expand as we continue to develop more products and break into new markets.  To assist our expansion efforts, we also plan to participate in more sales exhibitions and higher more experienced sales and marketing personnel.

For the years ended March 31, 2010 and 2009, our principal customer, which accounted for 45% and 59% of our revenue, respectively, was Dongguan Senyuan Trading Ltd. Co.  Our other major customer, Dongguan City Hengjielonglong Wood Industries Operations, accounted for approximately 20% and 9% of our revenue for the years ended March 31, 2010 and 2009, respectively.

Suppliers

We work with more than 20 different suppliers throughout the world.  We maintain a strong relationship with our suppliers and their trust and willingness to work with us has given us a competitive edge over other companies in our industry trading companies.

For the year ended March 31, 2010, our principal supplier was Dongguan City Hengjielonglong Wood Industries Operations, which accounted for approximately 25% of our purchases.  For the year ended March 31, 2009, our principal suppliers were Societe Thomas Et Associe Sarl and Dongguan City Hengjielonglong Wood Industries Operations, which represented approximately 24% and 13% of our purchases, respectively..

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

We cannot guarantee that our actions will be sufficient to prevent imitation or duplication of our products and services by others.

Government Approval of Principal Products or Services

None of the wood products we import/export require specific governmental approval.  The current regulations in Hong Kong and the People’s Republic of China do not place a burden on the company.  Permits may be obtained from our suppliers as needed

Government Regulation

The import/export of our wood logs to and from the United States are subject to a number of U.S. laws, including the National Environmental Policy Act (NEPA) and the National Forest Management Act (NFMA). We are most impacted by NFMA.  This act dictates that the forest service can sell timber on national forest land to private entities only under the following conditions:

They can sell timber at no less than its appraised value;
They must advertise all sales unless extraordinary conditions exist or the appraised value is less than $10,000;
They must provide a prospectus with detailed information to prospective buyers;
They must ensure open and fair competition in the bidding process and eliminate collusive bidding practices; and
They must promote orderly harvesting (usually requiring harvesting within a 3-5 year period).

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

Employees

As of March 31, 2010, we have 10 regular paid employees.  We currently have no key employees, other than Mr. Lee, our President and Chairman of the Board, and Ms. Law, a Director. Our employees are paid regular salaries for their employment with GDWPCL.   They do not receive stock benefits for their performance. There are no key consulting contracts with any individuals or companies at this time.

 We use commissioned sales/distribution representatives to sell and distribute our wood logs.  These representatives are not employed by the Company and are not permitted to act on behalf of the Company without our express approval.  These outside sales representatives are used only for selling our wood logs.  Their commission is based on the total sale amount.  We have different payment arrangements with each representative.  Due to the nature of our business being based on mutual trust, we do not have any written agreements with our key sales representatives.

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

The wood importing/exporting industry is significantly affected by changes in economic and other conditions, such as:

Geographical availability;
Seasonal availability;
Cutting seasons;
The popularity of a wood species at any a given time; and
Macroeconomic cycles.

These factors can negatively affect the supply of, demand for and pricing of our wood products. We are also subject to a number of factors, many of which are beyond our control, including:

Delays in suppliers’ delivery of the raw materials to us;
Changes in governmental regulations regarding the importing and exporting of our products;
Increases in shipping costs; and
A shortage of raw wood.

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

We depend on the supply of logs that produce our wood products. Any interruption of the flow of wood logs from one of our main suppliers, or the lack of an adequate supply of indigenous logs, may cause a disruption of our log import business as well our exporting of veneer. Additionally, outside mills could be over- committed such that they cannnot process the wood products that we may need urgently, which may substantially affect our results of operations.

We are dependent on the furniture and construction industries; lower than expected growth or a downturn in demand for our products in those industries could adversely affect our results of operations.

The sales of our products are dependent to a significant degree on the level of activity in the furniture manufacturing and construction industries. Because of the cyclical demand for our products, we may have short or long-term overcapacity.  A decreased demand for wood products may result in an inability to maximize our resources. Furthermore, it is possible that our expected growth in demand from companies in the furniture manufacturing and construction industries may not occur. The demand for such products can be adversely affected by several factors, including decreases in the level of new residential construction activity, which is subject to changes in economic conditions; increases in interest rates; decreases in population; and other factors. Additionally, weakness in the economies of countries in which we sell our products,  as well as any downturn or continuation of current downturns in these economies, are likely to have a material adverse effect on the construction, home building, and remodeling industries, as well as on the demand for furniture items manufactured by our third party mill with our wood logs or veneers.

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

Some of our key products, such as wood veneer, may be subject to price volatility, and prolonged or severe weakness in the markets for wood veneer could adversely affect our financial condition and results of operations.

Wood veneer is a globally traded commodity product and is subject to competition from manufacturers worldwide. We, like other participants in the industry, have limited influence over the timing and extent of price changes for wood veneer. Product pricing is significantly affected by the relationship between supply and demand in the primary raw material industry. Demand is also subject to fluctuations due to changes in economic conditions, interest rates, population growth, weather conditions, and other factors. We are not able to predict with certainty market conditions and selling prices for our products and prices for wood veneer may decline from current levels. A prolonged and severe weakness in the markets for wood veneer could adversely affect our financial condition and results of operations.

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

We currently rely on two customers for approximately sixty-five percent (65%) of our revenue.  Any disruption in the relationships between us and these clients would adversely affect our business.  In the event of any disruption and loss of business from one or both of these clients, purchasers of our stock would be at risk to lose most or all of their investment.

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
• risks associated with entering markets in which GDWPCL has no or limited prior experience;
• the potential loss of key employees of acquired organizations; and
• substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

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

Competition for senior management and senior personnel in Hong Kong is intense, the pool of qualified candidates in the Hong Kong is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition.  We expect to hire additional sales and plant personnel throughout fiscal year 2011 in order to accommodate our growth.

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

A renewed outbreak of SARS or another widespread public health problem (such as bird flu) in Hong Kong or the PRC, where a substantial portion of our revenues are derived, could significantly harm our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could significantly harm our operations.

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

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have not previously had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

RISKS RELATED TO OUR COMMON STOCK

Our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders.

As of July 14, 2010, there were 200,000 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 75% of our common stock. Mr. Kwok Leung Lee, our President, beneficially owns approximately 60% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Lee’s interests may differ from those of other stockholders. Furthermore, ownership of 75% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the OTCBB.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement applies to our annual report for the 2010 fiscal year and the attestation requirement of management's assessment by our independent registered public accountants will first apply to our annual report for the 2011 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Item 1B.              Unresolved Staff Comments.

Not applicable.

Item 2.                 Properties.

Our principal business location is at Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong.  We own our furniture, computers, ancillary equipment, and office supplies.   We occupy approximately 1,296 square feet under a two-year lease, expiring in February 2011, that costs $18,144 Hong Kong dollars or approximately $2,340 USD per month.  At the present time we do not have a showroom for our customers.
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

Both cases have been adjourned to October 27, 2010 for a 2nd Case Management Conference and all the parties are preparing their respective supplemental witness statements. The Company is currently unable to assess the likelihood of a favorable or unfavorable outcome for this litigation.

Other than as disclosed above, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.                 (Removed and Reserved).

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed but not quoted or traded on the OTC Bulletin Board at this time. Should a market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other equipment and furniture leasing service providers or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for instant messaging business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

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

As of July 13, 2010, we had approximately 27 shareholders of record of our common stock, including the shares held in street name by brokerage firms.

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

Dividends

Cash dividends have not been paid during the fiscal years ended March 31, 2010 and 2009. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended March 31, 2010.

Equity Compensation Plan Information

As of the date of this report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6.                 Selected Financial Data.

Not applicable.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of the Company for the years ended March 31, 2010 and 2009 should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this Annual Report.

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

Accounting Standard Codification ("ASC") Topic 605

We recognize revenue in accordance with ASC Topic 605, “Revenue Recognition” when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

Results of Operations

For the Year Ended March 31, 2010 as Compared to the Year Ended March 31, 2009

The following table summarizes the results of our operations during the years ended March 31, 2010 and 2009, and provides information regarding the dollar and percentage increase or (decrease) from the year ended March 31, 2010 to the year ended March 31, 2009.

	Year Ended March 31,		Increase /	% increase /
	2010	2009	(Decrease)	(decrease)
Revenue, net	$12,287,234	13,771,472	(1,484,238)	(11%)
Cost of Revenue	11,099,226	12,653,816	(1,554,590)	(12%)
Gross Profit	1,188,008	1,117,656	70,352	6%
General and Administrative Expenses	1,011,235	1,263,606	(252,371)	(20%)
Total Operating Expenses	1,011,235	1,263,606	(252,371)	(20%)
Income / (Loss) from Operations	176,773	(145,950)	322,723	221%
Other (Expense) / Income	(107,109)	27,913	(135,022)	(484%)
Income / (Loss) before Income Tax	69,664	(118,037)	187,701	159%
Income Tax Expense	(17,098)	(22,768)	(5,670)	(25%)
Net Income (Loss)	52,566	(140,805)	193,371	137%

Revenue

Revenue for the fiscal year ended March 31, 2010 was $12,287,234, a decrease of $1,484,238 or 11% from $13,771,472 for the comparable period in 2009. This decrease was primarily attributable to the general decrease in demand.

Cost of revenue and gross profit

Cost of revenue for the fiscal year ended March 31, 2010 was $11,099,226, a decrease of $1,554,590 or 12% from $12,653,816 for the comparable period in 2009. This decrease was primarily in line with the decrease in revenue.

Gross profit for the fiscal year ended March 31, 2010 was $1,188,008, an increase of $70,352 or 6% from $1,117,656 for the comparable period in 2009. This increase was primarily attributable to better terms of purchase.  The gross profit margin for the fiscal year ended March 31, 2010 also slightly increased to 9.7% from 8.1% for the comparable period in 2009. The increase was primarily attributable to better cost control of the purchases.

General and Administrative

General and administrative expenses for the fiscal year ended March 31, 2010 was $1,011,235, a decrease of $252,371 or 20% from $1,263,606 for the comparable period in 2009. This decrease was primarily attributable to (i) a decrease in office rental of approximately $67,000, (ii) there was no write-off of doubtful trade debts for the fiscal year 2010 as compared to a written-off of doubtful trade debts of approximately $85,000 for the comparable period in 2009, (iii) a decrease in directors’ remuneration of approximately $15,000 and (iv) a decrease in finance commission charged by Tai Wah .Timber Factory Limited of approximately $66,000.

Income /(Loss) before income tax and income tax expense

Income before income tax for the year ended March 31, 2010 was $69,664, an increase of $187,701 or 159% compared to a loss of $118,037 for the comparable year in 2009. The increase was attributable to the overall decrease in general and administrative expenses as explained above. For the year ended March 31, 2010, the provision for income taxes was $17,098, a decrease of $5,670 or 25% compared to $22,768 for the comparable year in 2009.

Net income

Net income for the fiscal year ended March 31, 2010 was $52,566, an increase of $193,371 or 137% from a net loss of $140,805 for the comparable period in 2009. This increase was primarily attributable to the overall decrease in general and administrative expenses as explained above.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the fiscal year ended March 31, 2010 was $45,511 and increased to $100,512 by the end of the period, an increase of $55,001 or 121%. The increase was mainly due to the net cash inflow from long-term bank borrowings and revolving lines of credit.

Net cash used in operating activities

Net cash outflow from operating activities was $809,000 for the fiscal year ended March 31, 2010, a decrease of $440,962 or 35% from $1,249,962 for the comparable period in 2009. This decrease was primarily attributable to (i) a net income of $52,566 retained for the year ended March 31, 2010 as compared to a net loss of $140,805 for the comparable period in 2009 and (ii) a better control in collection of accounts receivable which reduced the accounts receivable from $6,368,725 in 2009 to $5,354,998 in 2010.

Net cash used in investing activities

Net cash used in investing activities was $11,860 for the fiscal year ended March 31, 2010, an decrease of $44,503 or 79% from $56,363 for the comparable period in 2009. This decrease was primarily attributable to no further costs incurred for the website development during the year.

Net cash provided by financing activities

Net cash provided by financing activities was $876,018 and $1,205,397 for the years ended March 31, 2010 and 2009, respectively a decrease of $329,379 or 27%. The net cash provided by financing activities primarily comprised of net proceeds from long-term bank borrowings of $773,751, net proceeds from revolving lines of credit of $442,718 and increase in the restricted cash of $340,451.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,511,967 and $1,809,841 as of March 31, 2010 and 2009.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of March 31, 2010, but from time to time, we may identify new expansion opportunities for which there will be a need for the use of cash.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Capital Resources

As of March 31, 2010, the Company has several revolving lines of credit with Shanghai Commercial Bank Limited and the Hongkong and Shanghai Banking Corporation Limited with an outstanding balance of $351,471 and $454,707, respectively, and a trade financing payable to Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited in an aggregate of $1,320,562. If we are to acquire another business or further expand our operations, we will need additional capital.

As of June 8, 2009, the Company has an open line of credit with Shanghai Commercial Bank Limited with an outstanding balance of $354,167. The line of credit bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities. Mr. Kwok Leung Lee, our President and Chairman, serves as personal guarantor for up to HKD7,500,000, or approximately US$965,910, plus interest, fees, costs and expenses.  In addition, the Company is subject to the settlement of accounts due and payable to certain identified vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

Pursuant to a Banking Facilities Agreement dated December 21, 2009, the Company also received a new revolving line of credit with the Hongkong and Shanghai Banking Corporation Limited with the available balance of $772,728 (equivalent to HK$6,000,000). The line of credit bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities. Weighted average interest rate approximates 2.09% per annum for 2010, payable monthly. Pursuant to this arrangement, the line of credit is personally guaranteed by Mr. Lee, the director of the Company, of $772,728 (equivalent to HK$6,000,000). In addition, the Company is subject to the settlement of accounts due and payable to certain identified vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

Pursuant to the same agreement dated December 21, 2009, the Company also received an installment loan of $772,728 (equivalent to HK$6,000,000) from the Hongkong Shanghai Banking Corporation Limited for the working capital purpose. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments each of $12,879 (equivalent to HK$100,000) and will mature on March 14, 2015. The installment loan of HKD6,000,000 is personally guaranteed by Mr. Lee, our President and Chairman.

As of the year ended March 31, 2010, Mr. Lee, our President and Chairman, loaned a total of $183,091 to the Company as short term financing.  The amount owned bears no interest and has no fixed repayment term.

During the year ended March 31, 2009, the Company entered into a financing arrangement with Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited, which provides the borrowings for trade payable financing. Under the terms of this arrangement, the Company received the revolving line of credit with the maturities of 2 to 3 months and charged with a commission fee of 5% on each amount drawn from the line, payable monthly. An additional interest will be charged on overdue balance, if any.  As of March 31, 2010, the outstanding balance was $1,320,562 along with accrued interest and commission charge in the amount of $287,005.

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

Our accounts receivable represent approximately 44% of our revenue.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  Green Dragon draws off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

Critical accounting policies and estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates (See Note 2 in the Notes to Financial Statements).

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

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

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

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets ,” which formally codifies FASB Statement No. 166, “ Accounting for Transfers of Financial Assets .” ASU 2009-16 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures”, (ASU 2010-06) which provides amendments to ASC 820, “Fair Value Measurements and Disclosures” that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, “Receivables: Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force” (Topic 310). The amendments in this Update are effective for modifications of loans accounted for within pools under ASC Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.                 Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended March 31, 2010 and 2009, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

GREEN DRAGON WOOD PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Green Dragon Wood Products, Inc.

We have audited the accompanying consolidated balance sheets of Green Dragon Wood Products, Inc. and its subsidiaries (“the Company”) as of March 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for the years ended March 31, 2010 and 2009. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009 and the results of operations and cash flows for the years then ended and in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
Certified Public Accountants

Hong Kong, China
July 14, 2010

GREEN DRAGON WOOD PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
	As of March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$100,512	$45,511
Restricted cash	605,703	266,189
Accounts receivable, net	5,354,998	6,368,725
Inventories	213,125	-
Income tax recoverable	15,175	-
Prepayments, deposits and other receivables	754,134	684,409

Total current assets	7,043,647	7,364,834

Non-current assets:
Website development cost, net	-	38,707
Plant and equipment, net	18,495	14,640

TOTAL ASSETS	$7,062,142	$7,418,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$924,953	$3,380,701
Revolving lines of credit	2,126,740	1,687,689
Income tax payable	-	44,797
Amount due to a director	183,091	-
Current portion of long-term bank borrowings	154,546	-
Accrued liabilities and other payables	1,142,350	441,806

Total current liabilities	4,531,680	5,554,993

Long-term liabilities
Long-term bank borrowings	618,182	-

Total liabilities	5,149,862	5,554,993

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no share issued and outstanding as of March 31, 2010 and 2009	$-	$-
Common stock, $0.001 par value; 450,000,000 shares authorized; 200,000 shares issued and outstanding as of March 31, 2010 and 2009	200	200
Additional paid-in capital	644,300	644,300
Accumulated other comprehensive loss	(23,597)	(20,123)
Retained earnings	1,291,377	1,238,811

Total stockholders’ equity	1,912,280	1,863,188

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,062,142	$7,418,181

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended March 31,
	2010	2009

Revenues, net	$12,287,234	$13,771,472

Cost of revenue	(11,099,226)	(12,653,816)

Gross profit	1,188,008	1,117,656

Operating expenses:
General and administrative	1,011,235	1,263,606

Total operating expenses	1,011,235	1,263,606

INCOME (LOSS) FROM OPERATIONS	176,773	(145,950)

Other income (expense):
Foreign exchange (loss) gain, net	(11,339)	120,918
Interest income	423	5,128
Interest expense	(169,054)	(161,351)
Other income	72,861	63,218

INCOME (LOSS) BEFORE INCOME TAXES	69,664	(118,037)

Income tax expense	(17,098)	(22,768)

NET INCOME (LOSS)	$52,566	$(140,805)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(3,474)	17,257

COMPREHENSIVE INCOME (LOSS)	$49,092	$(123,548)

Net income (loss) per share – Basic and diluted	$0.26	$(0.70)

Weighted average common stock outstanding – Basic and diluted	200,000	200,000

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$52,566	$(140,805)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	7,973	8,415
Impairment loss on website development costs	38,688	-
Allowance for doubtful accounts	-	65,010
Written-off of trade doubtful accounts	-	7,920
Written-off of uncollectible non-trade accounts	-	28,855
Changes in operating assets and liabilities:
Accounts receivable	1,003,424	(790,709)
Inventories	(213,407)	234,991
Prepayments, deposits and other receivables	(71,069)	(76,028)
Accounts payable	(2,452,819)	(577,450)
Income tax recoverable	(59,970)	(71,743)
Amount due to a director	183,333	(90,162)
Accrued liabilities and other payables	702,281	151,744
Net cash used in operating activities	(809,000)	(1,249,962)

Cash flows from investing activities:
Purchase of plant and equipment	(11,860)	(17,789)
Payment on website development cost	-	(38,574)
Net cash used in investing activities	(11,860)	(56,363)

Cash flows from financing activities:
Increase in restricted cash	(340,451)	432,532
Net proceeds from revolving lines of credit	442,718	772,865
Proceeds from long-term bank borrowings	773,751	-
Net cash provided by financing activities	876,018	1,205,397

Effect of exchange rate changes on cash and cash equivalents	(157)	584

NET CHANGE IN CASH AND CASH EQUIVALENTS	55,001	(100,344)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	45,511	145,855

CASH AND CASH EQUIVALENTS, END OF YEAR	$100,512	$45,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$108,002	$94,512
Cash paid for interest	$169,054	$161,351

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained	Total stockholders’
	No. of share	Amount	capital	loss	earnings	equity

As of April 1, 2008 (restated)	200,000	$200	$644,300	$(37,380)	$1,379,616	$1,986,736

Net loss for the year	-	-	-	-	(140,805)	(140,805)

Foreign currency translation adjustment	-	-	-	17,257	-	17,257

As of March 31, 2009	200,000	$200	$644,300	$(20,123)	$1,238,811	$1,863,188

Net income for the year	-	-	-	-	52,566	52,566

Foreign currency translation adjustment	-	-	-	(3,474)	-	(3,474)

As of March 31, 2010	200,000	$200	$644,300	$(23,597)	$1,291,377	$1,912,280

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
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

Concurrently, on November 25, 2009, the Company approved the 1 for 20 reverse split of its common stock. All common stock and per share data for all periods presented in these consolidated financial statements have been restated to give effect to the reverse stock split.

Description of its subsidiaries:

	Company name	Place/date of incorporation	Particulars of issued share capital	Principal activities	Effective interest held

1.	Green Dragon Industrial Inc. (“GDII”)	British Virgin Islands (“BVI”), May 30, 2007	37,500 issued shares of common stock of US$1 each	Investment holding	100%

2.	Green Dragon Wood Products Company Limited (“GDWPCL”)	Hong Kong, March 14, 2000	5,000,000 issued shares of ordinary shares of HK$1 each	Re-sale and trading of wood logs, wood lumber, wood veneer and other wood products	100%

GDWP and its subsidiaries are hereinafter referred to as the “Company”.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
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

● Restricted cash

As of March 31, 2010 and 2009, the Company maintained minimum cash balances of $605,703 and $266,189 in a pledged deposit account as collateral for the available revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

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

As of March 31, 2010 and 2009, the allowance for doubtful accounts was $115,299 and $153,841, respectively. During the 2010 fiscal year, the Company wrote off $38,262 against the allowance for doubtful accounts as the management determined that the collection was not probable.

● Inventories

Inventories mainly include wood veneers for re-sale and are stated at lower of cost or market value using weighted average method.

● Website development costs

The Company recognizes the costs associated with developing a website in accordance with the ASC Topic 350-50, “Website Development Costs”. Costs associated with the website consist primarily of website development costs paid to a third party. These capitalized costs are subject to amortization until such time as website are fully completed and put into operational use. As of March 31, 2010, the Company has made full impairment loss on the website development costs as it is determined that the website no longer has commercial value to generate future economic benefit to the Company.

● Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
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

● Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2010 and 2009.

● Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

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

● Cost of revenue

Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $256,559 and $219,144 for the years ended March 31, 2010 and 2009, respectively, which are recorded in cost of revenue.

● Advertising cost

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no advertising expenses during the years ended March 31, 2010 and 2009.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

● Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

● Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended March 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010, the Company did not have any significant unrecognized uncertain tax positions .

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

● Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of changes in stockholders’ equity.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective year:
	2010	2009
Year-end HK$: US$1 exchange rate	7.7647	7.7505
Annual average HK$: US$1 exchange rate	7.7544	7.7774

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

● Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the years ended March 31, 2010 and 2009, the Company operates one reportable business segment in Hong Kong.

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

● Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, amounts due from (to) related parties, deposits and prepayments, accounts payable, income tax payable, accrued liabilities and other payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s long-term bank borrowings approximated its fair value based on the current market prices or interest rates for similar debt instruments.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
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

● Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

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

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

In November 2009, the FASB issued ASU 2009-16, “ Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets ,” which formally codifies FASB Statement No. 166, “ Accounting for Transfers of Financial Assets .” ASU 2009-16 is a revision to SFAS No. 140, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures”, (ASU 2010-06) which provides amendments to ASC 820, “Fair Value Measurements and Disclosures” that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, “Receivables: Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force” (Topic 310). The amendments in this Update are effective for modifications of loans accounted for within pools under ASC Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
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

	As of March 31,
	2010	2009

Accounts receivable, trade	$5,470,297	$6,522,566
Less: allowance for doubtful accounts	(115,299)	(153,841)
Accounts receivable, net	$5,354,998	$6,368,725

For the years ended March 31, 2010 and 2009, the Company provided the allowance for doubtful accounts of $0 and $65,010, respectively.

5.         PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	As of March 31,
	2010	2009

Rental and utilities deposits	$51,148	$89,950
Purchase deposits to vendors	662,935	586,494
Prepayments	-	549
Other receivables	40,051	7,416
	$754,134	$684,409

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

6.         REVOLVING LINES OF CREDIT

(a)         Financial institutions in Hong Kong, secured

	As of March 31,
	2010	2009

Payable to financial institutions in Hong Kong:
Shanghai Commercial Bank Limited	$351,471	$355,020
The Hongkong and Shanghai Banking Corporation Limited	454,707	-

Total revolving lines of credit	$806,178	$355,020

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company received a revolving line of credit with Shanghai Commercial Bank Limited with the available balance of $354,167 (equivalent to HK$2,750,000). The line of credit bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities. Weighted average interest rate approximates 5.25% per annum for 2010 and 5.63% per annum for 2009, payable monthly. Under this arrangement, the Company maintains a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. The line of credit is also personally guaranteed by Mr. Lee, the director of the Company. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

For the year ended March 31, 2010, the Company also received a new revolving line of credit with the Hongkong and Shanghai Banking Corporation Limited with the available balance of $772,728 (equivalent to HK$6,000,000). The line of credit bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities. Weighted average interest rate approximates 2.09% per annum for 2010, payable monthly. Under this arrangement, the line of credit is personally guaranteed by Mr. Lee, the director of the Company. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

(b)         Tai Wah Timber Factory Limited and Glory Idea Investment Limited, unsecured

In 2009, the Company entered into financing arrangement with Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited, which provides the borrowings for trade payable financing. Under the terms of this arrangement, the Company received the revolving line of credit with the maturities of 2 to 3 months and charged with a commission fee of 5% on each amount drawn from the line, payable monthly. An additional interest will be charged on overdue balance, if any.

As of March 31, 2010 and 2009, the outstanding balance of this revolving line of credit was $1,320,562 and $1,332,669, respectively.

7.         LONG-TERM BANK BORROWINGS

In the year ended March 31, 2010, the Company received an installment loan of $772,728 (equivalent to HK$6,000,000) from the Hongkong Shanghai Banking Corporation Limited for the working capital purpose. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments each of $12,879 (equivalent to HK$100,000) and will mature on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, the director of the Company.

Maturities of long-term bank borrowings for each of the five years following March 31, 2010 are as follows:

Year ending March 31:
2011	$154,546
2012	154,546
2013	154,546
2014	154,546
2015	154,544
Total:	$772,728

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.         STOCKHOLDERS’ EQUITY

On November 25, 2009, the Company approved to decrease the number of authorized shares of its common stock with a par value $0.001 per share from 500,000,000 shares to 450,000,000 shares, and to authorize 50,000,000 shares of preferred stock with a par value $0.001 per share.

Concurrently, on November 25, 2009, the Company approved the 1 for 20 reverse split of its common stock. All common stock and per share data for all periods presented in these consolidated financial statements have been restated to give effect to the reverse stock split.

As a result, the Company had 200,000 shares of its common stock issued and outstanding as of March 31, 2010.

9.         INCOME TAXES

For the years ended March 31, 2010 and 2009, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Years ended March 31,
	2010	2009
Tax jurisdictions from:
– Local	$-	$-
– Foreign	69,664	(118,037)
Income (loss) before income taxes	$69,664	$(118,037)

Provision for income taxes consisted of the following:

	Years ended March 31,
	2010	2009
Current:
– Local	$-	$-
– Foreign	17,098	22,768

Deferred:
– Local	-	-
– Foreign	-	-

Provision for income taxes	$17,098	$22,768

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
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

For the years ended March 31, 2010 and 2009, the Company incurred no operation in the United States of America.

British Virgin Island

Under the current BVI law, GDII is not subject to tax on income or profit. For the years ended March 31, 2010 and 2009, GDII incurred no operation in the BVI.

Hong Kong

GDWPCL is subject to Hong Kong Profits Tax at the statutory income rate of 16.5% and 16.5% on assessable income for the years ended March 31, 2010 and 2009, respectively. The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes from foreign operation for the years ended March 31, 2010 and 2009 are as follows:

	Years ended March 31,
	2010	2009

Income (loss) before income taxes	$69,664	$(118,037)
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory tax rate	11,495	(19,476)

Tax effect of non-taxable income	70	-
Tax effect of non-deductible expenses	7,698	40,435
Tax effect of tax allowances	(2,165)	(1,096)
Under provision for prior years	-	2,905
Income tax expense	$17,098	$22,768

As of March 31, 2010, the Company’s Hong Kong tax returns for tax years 2002 through 2009 remain open to examination by the Inland Revenue Department of Hong Kong (“HKIRD”).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of March 31, 2010 and 2009, no deferred tax assets or liabilities have been recognized.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

10.         NET INCOME (LOSS) PER SHARE

On November 25, 2009, the Company approved the 1 for 20 reverse split of its common stock. All common stock and per share data for all periods presented in these consolidated financial statements have been restated to give effect to the reverse stock split.

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended March 31, 2010 and 2009:

	Years ended March 31,
	2010	2009
Basis and diluted net income (loss) per share calculation
Numerator:
– Net income (loss) in computing basic net income (loss)	$52,566	$(140,805)

Denominator:
– Weighted average common stock outstanding	200,000	200,000

Net income (loss) per share - Basic and diluted	$0.26	$(0.70)

There were no dilutive financial instruments for the years ended March 31, 2010 and 2009.

11.         PENSION PLAN

The Company’s subsidiary participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of approximately $256 (equivalent to HK$20,000). The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan. The assets of the schemes are controlled by trustees and held separately from those of the Company. The total contributions made for MPF Scheme were $9,200 and $9,966 for the years ended March 31, 2010 and 2009, respectively.

12.         SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Years ended March 31,
	2010	2009
Revenue, net:
- Hong Kong	$8,515,061	$137,714
- The PRC	134,615	9,777,745
- Europe	1,134,579	1,101,718
- Others	2,502,979	2,754,295

	$12,287,234	$13,771,472

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

All of the Company’s long-lived assets are located in Hong Kong.

13.         CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the year ended March 31, 2010, the customer who accounts for 10% or more of the Company's revenues and its outstanding balance at year-end date, are presented as follows:

	Year ended March 31, 2010		March 31, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$5,529,242	45%	$5,963,515
Customer B	2,474,067	20%	-
Total:	$8,003,309	65%	$5,963,515

For the year ended March 31, 2009, one customer represented more than 10% of the Company’s revenues. This customer accounted for 59% of revenues amounting to $8,122,400 with the outstanding accounts receivable of $6,167,168 as of March 31, 2009.

(b) Major vendors

For the year ended March 31, 2010, one vendor represented more than 10% of the Company’s purchases. This vendor accounted for 25% of purchases amounting to $2,729,839 with the outstanding accounts payable of $2,445,939 as of March 31, 2010.

For the year ended March 31, 2009, the vendor who accounts for 10% or more of the Company's purchases and its outstanding balance at year-end date, are presented as follows:

	Year ended March 31, 2009		March 31, 2009
	Purchases	Percentage of purchase	Accounts payable

Vendor A	$2,936,622	24%	$2,013,975
Vendor B	1,530,720	13%	-
Total:	$4,467,342	37%	$2,013,975

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
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

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2010 and 2009, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 6 and 7.

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

14.         COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2011. Total rent expenses for the years ended March 31, 2010 and 2009 was $116,286 and $185,458, respectively.

The Company has future minimum rental payments of $69,612 due under these non-cancelable operating leases in the next twelve months.

(b)         Tax contingencies

The Inland Revenue Department of Hong Kong (“HKIRD”) commenced an examination of the Company’s Hong Kong tax returns for the year 2002 in March 2008. The HKIRD has imposed estimated assessments of $410,256 and $369,230 for the 2002 and 2003 tax year. The Company filed an objection to the HKIRD in April 2008 and the objection is still in process as of March 31, 2010.

The Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of March 31, 2010, the Company had no material unrecognized tax benefits under ASC Topic 740.

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
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
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

Both cases have been adjourned to October 27, 2010 for a 2nd Case Management Conference and all the parties are preparing their respective supplemental witness statements. The Company is currently unable to assess the likelihood of a favorable or unfavorable outcome for this litigation.

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

For the fiscal year ended March 31, 2010, Green Dragon carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)   in Internal Control – Integrated Framework.   This evaluation was conducted by Kwok Leung Lee, our President and sole officer. Based upon this evaluation, our President concluded that Green Dragon’s internal control over financial reporting is effective based on those criteria

This annual report does not include an attestation report issued by Green Dragon’s registered independent accounting firm regarding Green Dragon’s internal control over financial reporting. The management’s report was not subject to attestation by Green Dragon’s registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fiscal year ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title

Kwok Leung Lee	42	President, Secretary, Treasurer, and Chairman of the Board

Mei Ling Law	64	Director

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

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.


Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.


Been found by a court of competent jurisdiction (in a civil action), the SEC, the Commodities Futures Trading Commission, or any self-regulatory organization or equivalent exchange, association, entity or organization that has disciplinary authority over the Company or the executive officer/director to have violated a federal or state securities or commodities law, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, and the judgment or administrative order has not been reversed, suspended or vacated.

Board of Directors

Our Directors are elected by the vote of a plurality in interest of the holders of our voting stock and hold office for a term of one year and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

The board held one meeting during the fiscal year of 2010.  These meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board during the year. Our non-management directors did not meet in executive session during 2010.

Director Experience

Our Board believes that each of the Company’s directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s shareholders. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions. Our directors have served in our operating entity, GDWPCL, for many years and benefit from an intimate knowledge of our operations and corporate philosophy.

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

Code of Ethics

We have adopted a code of ethics as of August 31, 2007 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and will be posted on our website once our site is operational.  Our complete Code of Ethics has been attached to this registration statement as an exhibit.  Our annual report filed with the Securities Exchange Commission will set forth the manner in which a copy of our code may be requested at no charge.  The following is a summary of the key points of the Code of Ethics we adopted:

Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our company;
Full compliance with applicable government laws, rules and regulations;
The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
Accountability for adherence to the code.

Board Leadership and Risk Oversight

Our President also serves as Chairman of the Board. The Board believes that the Company’s President is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having one person serve as both Chairman and President eliminates potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

	reviewing annually the independence and quality control procedures of the independent auditors;

	reviewing, approving, and overseeing risks arising from proposed related party transactions;

	discussing the annual audited financial statements with the management;


meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and


monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Nominating Procedures

During the fiscal year ended March 31, 2010 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended March 31, 2010, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.                 Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our President, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years March 31, 2010 and 2009.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compen-sation3 ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kwok Leung Lee,1 President and Director	2010	63, 706	-0-	-0-	-0-	-0-	-0-	88,208	151,914
	2009	63,517	-0-	-0-	-0-	-0-	-0-	75,218	138,735

Mei Ling Law,2 Director	2010	15,088	-0-	-0-	-0-	-0-	-0-	-0-	15,088
	2009	15,044	-0-	-0-	-0-	-0-	-0-	-0-	15,044

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
3 Provision of director’s quarters with a monthly rental of HK$50,000 or approximately $6,450 under a one-year lease to October 2010 is provided by the Company.

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

Compensation of Directors

Other than as provided in the compensation table above, our directors did not receive any compensation during the fiscal years ended March 31, 2010 and 2009.  We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.

Outstanding Equity Awards at Fiscal Year-End

None.

Pension and Retirement Plans

The Company’s subsidiary participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of approximately $2,572 (equivalent to HK$20,000). The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan. The assets of the schemes are controlled by trustees and held separately from those of the Company. The total contributions made for MPF Scheme were $9,201 and $9,966 for the years ended March 31, 2010 and 2009, respectively.

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

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our President and (iv) all executive officers and directors as a group as of July 14, 2010.

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock (1)

Directors and Executive Officers

Common Stock	Kwok Leung Lee Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong	120,000	60%

Common Stock	Mei Ling Law (2) Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong	300,000	15%

All Directors and Executive Officers as a Group (2 persons)		150,000	75%

(1)
Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

In determining the percent of common stock owned by a person or entity on July 14, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on July 14, 2010 (200,000 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(2)	Mei Ling Law, a director, is the mother of our President and Chairman of the Board, Kwok Leung Lee.

Item 13.                  Certain Relationships and Related Transactions, and Director Independence.

To the best of our knowledge there are no transactions in our fiscal year ended March 31, 2010 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

On June 8, 2009, GDWPCL entered into a Bank Facilities Agreement with Shanghai Commercial Bank Ltd. for a revolving trade financing facility of up to $354,167 (equivalent to HKD2,750,000).  The line of credit bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities.  Pursuant to the agreement, Mr. Kwok Leung Lee, our President and Chairman, serves as personal guarantor for up to HKD7,500,000, or approximately US$965,910, plus interest, fees, costs and expenses.

On December 21, 2009, the Company entered into a Banking Facilities Agreement with the Hongkong and Shanghai Banking Corporation Limited for a revolving line of credit of up to $772,728 (equivalent to HK$6,000,000). The line of credit bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities. Weighted average interest rate approximates 2.09% per annum for 2010, payable monthly. Pursuant to the agreement, Mr. Kwok Leung Lee, our President and Chairman, serves as personal guarantor for up to $772,728 (equivalent to HK$6,000,000) plus interest, fees, costs and expenses. The line will be extended or renewed on a regular basis at the option of the bank.

Pursuant to the same agreement dated December 21, 2009, the Company also received an installment loan of $772,728 (equivalent to HK$6,000,000) from the Hongkong Shanghai Banking Corporation Limited for working capital purposes. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments each of $12,879 (equivalent to HK$100,000) and will mature on March 14, 2015. The installment loan of HKD6,000,000 is personally guaranteed by Mr. Lee, our President and Chairman.

Also on December 21, 2009, the Company entered into a Banking Facilities Agreement for a back-to-back credit facility of HKD7,000,000 (approximately $901,516) and a foreign exchange line of credit in the amount of HKD10,000,000 (approximately 1,287,880).  To secure the agreement, the Company provided a security deposit of HKD2,500,000 (approximately $321,970) and Mr. Lee, our President and Chairman, has provided an unlimited personal guarantee.  As of March 31, 2010, no funds have been drawn from these credit facilities.

As of the year ended March 31, 2010, Mr. Lee, our President and Chairman, loaned a total of $183,091 to the Company as short term financing.  The amount owned bears no interest and has no fixed repayment term.

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

Item 14.                  Principal Accounting Fees and Services

Audit Fee

Green Dragon incurred, in the aggregate, approximately $55,000 and $35,000 for professional services rendered by its independent registered public accounting firm for the audit of Green Dragon’s annual financial statements for the years ended March 31, 2010 and 2009, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during these fiscal years.

Audit-Related Fees

Green Dragon did not incur any fees from its independent registered public accounting firm for audit-related services during the years ended March 31, 2010 and 2009.

Tax Fees

Green Dragon did not incur any fees from its independent registered public accounting firm for tax compliance or tax consulting services during the years ended March 31, 2010 and 2009.

All Other Fees

Green Dragon did not incur any fees from its independent registered public accounting firm for services rendered to Green Dragon, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal years ended March 31, 2010 and 2009.

PART IV

Item 15.                  Exhibits, Financial Statements Schedules

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation – Hong Kong.*

3.2	Articles of Incorporation – British Virgin Islands.*

3.3	Articles of Incorporation – Florida.*

3.4	Bylaws.*

10.1	Share Exchange Agreement, dated May 30, 2007, by and between between Fit Sum Group Limited, Inc., a British Virgin Islands corporation and Green Dragon Wood Products Co. Limited, a Hong Kong company.*

10.2	Share Exchange Agreement, dated September 26, 2007, by and between Green Dragon Wood Products, Inc., a Florida corporation and Fit Sum Group Limited, a British Virgin Islands company.*

10.3	Banking Facilities Agreement, dated June 8, 2009, by and between Green Dragon Wood Products Co., Limited and Shanghai Commercial Bank Ltd. (filed herewith).

10.4	Banking Facilities Agreement, dated December 21, 2009, by and between Green Dragon Wood Products Co., Limited and Hongkong and Shanghai Banking Corporation Ltd. (filed herewith).

10.5	Banking Facilities Agreement, dated December 21, 2009, by and between Green Dragon Wood Products Co., Limited and Hongkong and Shanghai Banking Corporation Ltd. (filed herewith).

14.1	Code of Ethics.*

21.1	List of Subsidiaries.**

31.1	Certification by Principal Executive, Financial and Accounting Officer pursuant to Sarbanes Oxley Act of 2002 Section 302 (filed herewith).

32.1	Certification by Principal Executive, Financial and Accounting Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906 (filed herewith).

* Incorporated by reference to the exhibit to our registration statement on Form SB-2 filed with the SEC on December 11, 2007.
** Incorporated by reference to the exhibit to our annual report on form 10-K filed with the SEC on August 13, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 14, 2010

GREEN DRAGON WOOD PRODUCTS, INC.

By:	/s/ Kwok Leung Lee
Kwok Leung Lee
President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kwok Leung Lee	President and Chairman of the Board (principal executive, financial and accounting officer)	July 14, 2010
Kwok Leung Lee
/s/ Mei Ling Law	Director	July 14, 2010
Mei Ling Law