Form 10-Q
period 2010-06-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2010-08-23
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock as of August 19, 2010:  200,000

PART I – FINANCIAL INFORMATION

GREEN DRAGON WOOD PRODUCTS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2010 and March 31, 2010	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended June 30, 2010 and 2009	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2010 and 2009	F-4

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended June 30, 2010	F-5

Notes to Condensed Consolidated Financial Statements	F-6 – F-17

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$95,391	$100,512
Restricted cash	265,020	605,703
Marketable securities, available-for-sale	328,876	-
Accounts receivable, net	5,240,648	5,354,998
Inventories	60,779	213,125
Income tax recoverable	-	15,175
Prepayments, deposits and other receivables	775,523	754,134

Total current assets	6,766,237	7,043,647

Non-current assets:
Plant and equipment, net	16,500	18,495

TOTAL ASSETS	$6,782,737	$7,062,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$752,017	$924,953
Revolving lines of credit	2,482,839	2,126,740
Current portion of long-term bank borrowings	154,149	154,546
Amount due to a director	72,146	183,091
Income tax payable	20,625	-
Accrued liabilities and other payables	645,578	1,142,350

Total current liabilities	4,127,354	4,531,680

Long-term liabilities
Long-term bank borrowings	578,057	618,182

Total liabilities	4,705,411	5,149,862

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none of share issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 450,000,000 shares authorized; 200,000 shares issued and outstanding, respectively	200	200
Additional paid-in capital	644,300	644,300
Accumulated other comprehensive loss	(38,913)	(23,597)
Retained earnings	1,471,739	1,291,377

Total stockholders’ equity	2,077,326	1,912,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,782,737	$7,062,142

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,
	2010	2009

Revenues, net	$4,703,976	$3,336,920

Cost of revenue	(4,354,217)	(3,062,041)

Gross profit	349,759	274,879

Operating expenses:
General and administrative	247,552	197,904

Total operating expenses	247,552	197,904

INCOME FROM OPERATIONS	102,207	76,975

Other income (expense):
Foreign exchange gain (loss), net	123,888	(12,629)
Interest income	121	104
Interest expense	(46,641)	(42,941)
Other income	36,572	16,305

INCOME BEFORE INCOME TAXES	216,147	37,814

Income tax expense	(35,785)	(6,914)

NET INCOME	$180,362	$30,900

Other comprehensive loss:
- Unrealized holding loss on available-for-sales securities	(10,280)	-
- Foreign currency translation loss	(5,036)	(337)

COMPREHENSIVE INCOME	$165,046	$30,563

Net income per share – Basic and diluted	$0.90	$0.15

Weighted average common stock outstanding – Basic and diluted	200,000	200,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$180,362	$30,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,950	1,713
Changes in operating assets and liabilities:
Accounts receivable, trade	100,661	(192,544)
Inventories	151,903	(16,894)
Prepayments, deposits and other receivables	(23,341)	93,088
Accounts payable, trade	(170,677)	501,497
Accrued liabilities and other payables	(494,175)	(41,604)
Amount due to a director	(110,551)	-
Income tax payable	35,785	(101,140)
Net cash (used in) provided by operating activities	(328,083)	275,016

Cash flows from investing activities:
Purchase of marketable securities	(339,389)	-
Purchase of plant and equipment	-	(8,121)
Net cash used in investing activities	(339,389)	(8,121)

Cash flows from financing activities:
Repayment of long-term bank borrowings	(38,564)	-
Draw down from (repayment on) revolving lines of credit	361,811	(126,363)
Change in restricted cash	339,360	-
Net cash provided by (used in) financing activities	662,607	(126,363)

Effect of exchange rate changes on cash and cash equivalents	(256)	(30)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,121)	140,502

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,512	45,511

CASH AND CASH EQUIVALENTS, END OF PERIOD	$95,391	$186,013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$108,036
Cash paid for interest	$19,953	$42,491

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock
	No. of share	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity

Balance as of April 1, 2010	200,000	$200	$644,300	$1,291,377	$(23,597)	$1,912,280

Net income for the period	-	-	-	180,362	-	180,362

Unrealized holding loss on available-for-sales securities	-	-	-	-	(10,280)	(10,280)

Foreign currency translation adjustment	-	-	-	-	(5,036)	(5,036)

Balance as of June 30, 2010	200,000	$200	$644,300	$1,471,739	$(38,913)	$2,077,326

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”)
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

In the opinion of management, the consolidated balance sheet as of March 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2010.

NOTE－2                   ORGANIZATION AND BUSINESS BACKGROUND

Green Dragon Wood Products, Inc., (the “Company” or “GDWP”) was incorporated under the laws of the State of Florida on September 26, 2007.

The Company, through its subsidiaries, mainly engages in re-sale and trading of wood logs, wood lumber, wood veneer and other wood products in Hong Kong.

Details of the Company’s subsidiaries

	Company name	Place/date of incorporation	Particulars of issued share capital	Principal activities	Effective interest held

1	Green Dragon Industrial Inc. (“GDII”)	British Virgin Islands, May 30, 2007	37,500 issued shares of common stock of US$1 each	Holds 100% equity interest in GDWPCL	100%

2	Green Dragon Wood Products Company Limited (“GDWPCL”)	Hong Kong, March 14, 2000	5,000,000 issued shares of ordinary shares of HK$1 each	Re-sale and trading of wood logs, wood lumber, wood veneer and other wood products	100%

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”)
(Unaudited)
●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of GDWP and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

As of June 30, 2010 and March 31, 2010, the Company maintained minimum cash balances of $265,020 and $605,703 in a pledged deposit account as collateral for the available revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

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

As of June 30, 2010 and March 31, 2010, the allowance for doubtful accounts was $115,002 and $115,299, respectively. For the three months ended June 30, 2010, the Company has not provided any allowance on doubtful accounts.

●	Inventories

Inventories mainly include wood veneers for re-sale and are stated at lower of cost or market value using weighted average method.

●	Marketable securities

The Company classifies marketable securities as “available-for-sale”, which are stated at fair value, with the unrealized gains and losses, reported in accumulated other comprehensive income. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification ("ASC") Topic 820.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”)
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

Depreciation expense for the three months ended June 30, 2010 and 2009 was $1,950 and $1,713, respectively.

●	Impairment of long-lived assets

In accordance with the ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets on plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of June 30, 2010.

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

Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Shipping and handling costs associated with the distribution of the products to the customers are recorded in cost of revenue.

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

●	Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the three months ended June 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common stock outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common stock that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is United States Dollar ("US$"). The Company's subsidiaries operating in Hong Kong maintained its books and records in its local currency, Hong Kong Dollars ("HK$"), which is a functional currency as being the primary currency of the economic environment in which the entity operates.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2010	June 30, 2009
Period-end HK$:US$1 exchange rate	7.785	7.751
Period average HK$: US$1 exchange rate	7.779	7.752

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three months ended June 30, 2010 and 2009, the Company operates one reportable business segment in Hong Kong.

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

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, prepayments, deposits and other receivables, accounts payable, amount due to a director, income tax payable, accrued liabilities and other payables. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s revolving lines of credit and long-term bank borrowings approximated its fair value based on the current market prices or interest rates for similar debt instruments. The fair values of the marketable securities are based on quoted prices in active exchange-traded or over-the-counter markets.

●	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

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

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements”. These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

 In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

NOTE－4                   MARKETABLE SECURITIES, AVAILABLE-FOR-SALE

June 30, 2010
(Unaudited)
Investment in unit trusts fund
At original cost	$339,156
Less: Unrealized holding loss on available-for-sales securities	(10,280)
Fair value	$328,876

Marketable securities consist of investments in unit trust fund of Franklin Templeton Global Total Return Fund. Such mutual fund investments are stated at fair market value and are classified as available-for-sale, with the corresponding unrealized holding gains or losses, recorded as a separate component of other comprehensive income within stockholders’ equity. The fair value of marketable security is determined based on quoted market prices at the balance sheet date. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

These marketable securities are pledged as collateral to the revolving line of credit in the Hongkong and Shanghai Banking Corporation Limited.

NOTE – 5                   ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no allowance for doubtful accounts is required for the three months ended June 30, 2010.

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)

Accounts receivable, trade	$5,355,650	$5,470,297
Less: allowance for doubtful accounts	(115,002)	(115,299)
Accounts receivable, net	$5,240,648	$5,354,998

NOTE－6                   PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)

Other receivables	$5,428	$40,051
Purchase deposits to vendors	719,078	662,935
Rental and utilities deposits	51,017	51,148
	$775,523	$754,134

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

NOTE－7                   REVOLVING LINES OF CREDIT

(a)         Financial institutions in Hong Kong, secured

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Payable to financial institutions in Hong Kong:
Shanghai Commercial Bank Limited	$368,428	$351,471
The Hongkong and Shanghai Banking Corporation Limited	853,772	454,707

	1,222,200	806,178

Payable to Tai Wah Timber Factory Limited and Glory Idea Investment Limited	1,260,639	1,320,562

Total revolving lines of credit	$2,482,839	$2,126,740

The revolving line of credit with Shanghai Commercial Bank Limited provides with the available balance of $353,257 (equivalent to HK$2,750,000), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, the director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.25% and 4.75%per annum for the three months ended June 30, 2010 and 2009, payable monthly.

The revolving lines of credit with the Hongkong and Shanghai Banking Corporation Limited provides with the available aggregate balance of $1,671,928 (equivalent to HK$13,000,000), which bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and are secured by a charge on its marketable securities and personally guaranteed by Mr. Lee, the director of the Company. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 2.09% per annum for the three months ended June 30, 2010, payable monthly.

The financing arrangement with Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited provides the borrowings for trade payable financing with the maturities of 2 to 3 months, which is charged with a commission fee of 5% on each amount drawn from the line, payable monthly. An additional interest will be charged on overdue balance, if any.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

NOTE－8                   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the followings:

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)

Customers deposits	$134,334	$561,594
Accrued operating expenses	178,069	245,116
Advances from third parties	333,175	335,640
	$645,578	$1,142,350

NOTE－9                   LONG-TERM BANK BORROWINGS

The installment loan have an original principal of $772,728 (equivalent to HK$6,000,000) with the Hongkong Shanghai Banking Corporation Limited bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments each of $12,901 (equivalent to HK$100,000) and will mature on March 14, 2015, for the working capital purpose. The installment loan is personally guaranteed by Mr. Lee, the director of the Company.

Maturities of long-term bank borrowings for each of the five years following June 30, 2010 are as follows:

Year ending June 30:
2011	$154,149
2012	154,149
2013	154,149
2014	154,149
2015	115,610
Total:	$732,206

NOTE－10                 INCOME TAXES

For the three months ended June 30, 2010 and 2009, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Three months ended June 30,
	2010	2009
Tax jurisdictions from:
– Local	$-	$-
– Foreign	216,147	37,814
Income before income taxes	$216,147	$37,814

Provision for income taxes consisted of the following:

	Three months ended June 30,
	2010	2009
Current:
– Local	$-	$-
– Foreign	35,785	6,914

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$35,785	$6,914

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States of America, BVI and Hong Kong that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Florida and is subject to the tax laws of the United States of America. For the three months ended June 30, 2010 and 2009, there was no operation in the United States of America.

British Virgin Island

Under the current BVI law, the Company’s subsidiary in the BVI is not subject to tax on income.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on assessable income. For the three months ended June 30, 2010 and 2009, GDWPCL generated an operating income of $216,147 and $37,814 for income tax purposes.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the three months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,
	2010	2009

Income before income taxes	$216,147	$37,814
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory tax rate	35,664	6,239
Tax effect of non-deductible expenses	322	1,068
Tax effect of depreciation allowances	(201)	(393)
Income tax expense	$35,785	$6,914

As of June 30, 2010, the Company’s Hong Kong income tax returns for tax years 2002 through 2009 remain open to examination by the Inland Revenue Department of Hong Kong (“HKIRD”).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of June 30, 2010, no deferred tax assets or liabilities have been recognized.

NOTE－11                 SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended June 30,
	2010	2009
Revenue, net:
- Hong Kong	$194,561	$87,575
- The PRC	3,588,393	2,660,433
- Europe	82,659	25,628
- Others	838,363	563,284

	$4,703,976	$3,336,920

All of the Company’s long-lived assets are located in Hong Kong.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

NOTE－12                 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended June 30, 2010 and 2009, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

	Three months ended June 30, 2010		June 30, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$3,109,787	66%	$121,176
Customer B	478,605	10%	4,512,713
Total:	$3,588,392	76%	$4,633,889

	Three months ended June 30, 2009		June 30, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$1,697,470	51%	$5,910,391
Customer B	783,754	23%	350,267
Total:	$2,481,224	74%	$6,260,658

(b)         Major vendors

For the three months ended June 30, 2010, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Three months ended June 30, 2010		June 30, 2010
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$955,673	23%	$-
Vendor B	728,143	18%	-
Total:	$1,683,816	41%	$-

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

The Company’s interest-rate risk arises from bank borrowings and lines of credits. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2010, all of borrowings were at variable rates.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”)
(Unaudited)

NOTE－13                 COMMITMENTS AND CONTINGENTS

(a)         Operating lease commitment

The Company’s subsidiary in Hong Kong was committed under several non-cancelable operating leases with fixed monthly rentals, due through October 2009. Total rent expenses for the three months ended June 30, 2010 and 2009 was $26,374 and $31,397 respectively.

As of June 30, 2010, the Company has future minimum rental payments of $43,171 due under these non-cancelable operating leases in the next twelve months.

(b)         Contingencies

The Inland Revenue Department of Hong Kong (“HKIRD”) commenced an examination of the Company’s Hong Kong tax returns for the year 2002 in March 2008. The HKIRD has imposed estimated assessments of $410,256 and $369,230 for the 2002 and 2003 tax year. The Company filed an objection to the HKIRD in April 2008 and the objection is still in process as of June 30, 2010.

As a result of the implementation of FIN 48, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of June 30, 2010, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.

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

Accounting Standards Codification Topic 605 ("ASC Topic 605")

We recognize revenue in accordance with the ASC Topic 605 “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

The majority of the Company's revenue results from sales contracts with direct customers in the trading of wood logs, wood lumber, wood veneers and other wood products and revenues are recognized upon shipment to the customer when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to the customer at varying points, which is determined based on shipping terms. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of ASC Topic 605 with minimal subjectivity.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements”. These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

 In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009

The following table summarizes the results of our operations during the three months ended June 30, 2010 and 2009, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2010 to the three months ended June 30, 2009.

	Three Months Ended June 30,		Increase /	% increase /
	2010	2009	(Decrease)	(decrease)
Revenue, net	$4,703,976	3,336,920	1,367,056	41%
Cost of Revenue	(4,354,217)	(3,062,041)	(1,292,176)	42%
Gross Profit	349,759	274,879	74,880	27%
General and Administrative Expenses	(247,552)	(197,904)	(49,648)	25%
Total Operating Expenses	(247,552)	(197,904)	(49,648)	25%
Income from Operations	102,207	76,975	25,232	33%
Other Income (Expense)	113,940	(39,161)	153,101	391%
Income Before Income Tax	216,147	37,814	178,333	472%
Income Tax Expense	(35,785)	(6,914)	(28,871)	418%
Net Income	180,362	30,900	149,462	484%

Revenue

Revenue for the three months ended June 30, 2010 was $4,703,976, an increase of $1,367,056 or 41% from $3,336,920 for the comparable period in 2009. This increase was primarily attributable to the general increase in demand from customers.

Cost of revenue and gross profit

Cost of revenue for the three months ended June 30, 2010 was $4,354,217, an increase of $1,292,176 or 42% from $3,062,041 for the comparable period in 2009. This increase was in line with the increase in sales.

Gross profit for the three months ended June 30, 2010 was $349,759, an increase of $74,880 or 27% from $274,879 for the comparable period in 2009. The gross profit margin for the three months ended June 30, 2010 slightly decreased to 7.4% from 8.2% for the comparable period in 2009. The decrease was primarily attributable to the increase in purchase cost.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2010 was $247,552, an increase of $49,648 or 25% from $197,904 for the comparable period in 2009. This increase was primarily attributable to the increase of $48,145 in overseas travelling expenses.

Income before income tax and income tax expense

Income before income tax for the three months ended June 30, 2010 was $216,147, an increase of $178,333 or 472% compared to $37,814 for the comparable year in 2009. The increase was attributable to the increase in sales.

Income tax expense

For the three months ended June 30, 2010, the provision for income taxes was $35,785, an increase of $28,871 or 418% compared to $6,914 for the comparable year in 2009. The increase was primarily attributable to the rise in sales.

Net income

Net income for the three months ended June 30, 2010 was $180,362, an increase of $149,462 or 484% from $30,900 for the comparable period in 2009. This increase was primarily attributable to the rise in sales and net foreign exchange gain due to the deflation of EURO dollars during the period.

Liquidity and Capital Resources

As of June 30, 2010 and March 31, 2010, we had working capital of $2,638,883 and $2,511,967 respectively.

We had net cash outflow from operating activities of $328,083 for the three months ended June 30, 2010, which was primarily attributable to the settlement of trade payables of $170,677, amount due to a director of $110,551, and accrued liabilities and other payables of $494,175, offset primarily by decrease in accounts receivable and inventories of .$100,661 and $151,903, respectively and the net income for the period of $180,362.

We had net cash inflow from operating activities of $275,016 for the three months ended June 30, 2009, which was mainly attributable to the increase in accounts receivable of $192,544 and offset by the increase in accounts payable of $501,497..

We had net cash used in investing activities for the three months ended June 30, 2010 was $339,389, which was primarily attributable to the purchase of a unit trust fund of Franklin Templeton Global Total Return Fund.

We had net cash used in investing activities for the three months ended June 30, 2009 was $8,121 mainly for purchase of plant and equipment.

We had net cash provided by financing activities for the three months ended June 30, 2010 was $662,607, , which was primarily attributable to the draw down from revolving lines of credit and changes in restricted cash.

We had net cash used in financing activities for the three months ended June 30, 2009 was $126,363 mainly for repayment of revolving lines of credit.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of June 30, 2010, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of June 30, 2010, the Company has a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $368,428, a revolving line of credit with Hongkong and Shanghai Banking Corporation Limited with an outstanding balance of $853,772, and a trade financing payable to Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited in an aggregate of $1,260,639. If we are to acquire another business or further expand our operations, we will need additional capital.

Bank Credit Facilities

As of June 8, 2009, the Company has an open line of credit with Shanghai Commercial Bank Limited with an outstanding balance of $353,257 (equivalent to HK$2,750,000). The line of credit bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities. Mr. Kwok Leung Lee, our President and Chairman, serves as personal guarantor for up to HKD7,500,000, or approximately US$965,910, plus interest, fees, costs and expenses. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to certain identified vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

Pursuant to the Banking Facilities Agreements (the “Agreements”) dated December 21, 2009, the Company has received two revolving lines of credit with the Hongkong and Shanghai Banking Corporation Limited with the available balance of $1,671,928 (equivalent to HK$13,000,000). The lines of credit bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities. Weighted average interest rate approximates 2.09% per annum for 2010, payable monthly. Pursuant to the Agreements, the lines of credit are personally guaranteed by Mr. Lee, the director of the Company. In addition, the Company is subject to the settlement of accounts due and payable to certain identified vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.  A charge on the Company’s available-for-sales securities with fair value of $328,876 has been imposed by the Hongkong and Shanghai Banking Corporation Limited to secure the revolving lines of credit.

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

As of the three months ended June 30, 2010, Mr. Lee, our President and Chairman, advanced a total of $72,146 to the Company as short term financing. The amount owed bears no interest and has no fixed repayment term.

Financing Arrangement

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

As of June 30, 2010 and March 31, 2010, the outstanding balance was $1,260,639 and $1,320,562 along with accrued interest and commission charge in the amount of $54,402 and $18,284, respectively.

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

Our accounts receivable represent approximately 111% of our revenue.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  Green Dragon draws off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

ITEM 4.                      (REMOVED AND RESERVED).

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: August 23, 2010	By:	/s/ Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer )