Form 10-Q
period 2010-09-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2010-11-22
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock as of November 15, 2010:  200,000

PART I – FINANCIAL INFORMATION

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,476	$100,512
Restricted cash	652,613	605,703
Marketable securities, available-for-sale	320,507	-
Accounts receivable, net	6,715,462	5,354,998
Inventories	54,193	213,125
Income tax recoverable	-	15,175
Prepayments, deposits and other receivables	803,913	754,134

Total current assets	8,549,164	7,043,647

Non-current assets:
Plant and equipment, net	14,601	18,495

TOTAL ASSETS	$8,563,765	$7,062,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$885,234	$924,953
Revolving lines of credit	2,964,929	2,126,740
Current portion of long-term bank borrowings	154,675	154,546
Amount due to a director	1,087,932	183,091
Income tax payable	48,741	-
Accrued liabilities and other payables	662,700	1,142,350

Total current liabilities	5,804,211	4,531,680

Long-term liabilities
Long-term bank borrowings	541,363	618,182

Total liabilities	6,345,574	5,149,862

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no share issued and outstanding as of September 30, 2010 and March 31, 2010	-	-
Common stock, $0.001 par value; 450,000,000 shares authorized; 200,000 shares issued and outstanding as of September 30, 2010 and March 31, 2010	200	200
Additional paid-in capital	644,300	644,300
Accumulated other comprehensive loss	(41,079)	(23,597)
Retained earnings	1,614,770	1,291,377

Total stockholders’ equity	2,218,191	1,912,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,563,765	$7,062,142

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Revenues, net	$5,575,111	$2,900,334	$10,279,087	$6,237,254

Cost of revenue	(5,131,952)	(2,565,779)	(9,486,169)	(5,627,820)

Gross profit	443,159	334,555	792,918	609,434

Operating expenses:
General and administrative	(236,875)	(226,402)	(484,427)	(424,306)

Total operating expenses	(236,875)	(226,402)	(484,427)	(424,306)

INCOME FROM OPERATIONS	206,284	108,153	308,491	185,128

Other income (expense):
Foreign exchange gain (loss), net	(39,632)	7,622	84,256	(5,007)
Interest income	129	107	250	211
Interest expense	(30,780)	(44,239)	(77,421)	(87,180)
Other income	35,030	29,441	71,602	45,746

INCOME BEFORE INCOME TAXES	171,031	101,084	387,178	138,898

Income tax expense	(28,000)	(14,496)	(63,785)	(21,410)

NET INCOME	$143,031	$86,588	$323,393	$117,488

Other comprehensive loss:
- Unrealized holding loss on available-for-sales securities	(9,528)	-	(19,808)	-
- Foreign currency translation (loss) gain	7,362	162	2,326	(175)

COMPREHENSIVE INCOME	$140,865	$86,750	$305,911	$117,313

Net income per share – Basic and diluted	$0.72	$0.43	$1.62	$0.59

Weighted average common stock outstanding – Basic and diluted	200,000	200,000	200,000	200,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$323,393	$117,488
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,901	3,988
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,352,950)	(619,191)
Inventories	158,756	(4,716)
Income tax recoverable	-	(86,648)
Income tax payable	63,785	-
Prepayments, deposits and other receivables	(49,036)	69,547
Accounts payable, trade	(40,403)	546,412
Accrued liabilities and other payables	(479,533)	(98,194)
Net cash used in operating activities	(1,372,087)	(71,314)

Cash flows from investing activities:
Purchase of marketable securities	(339,555)	-
Purchase of plant and equipment	-	(11,866)
Net cash used in investing activities	(339,555)	(11,866)

Cash flows from financing activities:
Repayment of long-term bank borrowings	(77,165)	-
Advance from a director	902,668	-
Draw down from revolving lines of credit	834,540	222,909
Change in restricted cash	(46,299)	-
Net cash provided by financing activities	1,613,744	222,909

Effect of exchange rate changes on cash and cash equivalents	(138)	(17)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(98,036)	139,712

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,512	45,511

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,476	$185,223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$108,058
Cash paid for interest	$46,664	$75,562

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock
	No. of share	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity

Balance as of April 1, 2010	200,000	$200	$644,300	$1,291,377	$(23,597)	$1,912,280

Net income for the period	-	-	-	323,393	-	323,393

Unrealized holding loss on available-for-sales securities	-	-	-	-	(19,808)	(19,808)

Foreign currency translation adjustment	-	-	-	-	2,326	2,326

Balance as of September 30, 2010	200,000	$200	$644,300	$1,614,770	$(41,079)	$2,218,191

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

In the opinion of management, the consolidated balance sheet as of March 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2011 or for any future period.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

As of September 30, 2010 and March 31, 2010, the Company maintained minimum cash balances of $652,613 and $605,703 in a pledged deposit account as collateral for the available revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

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

As of September 30, 2010 and March 31, 2010, the allowance for doubtful accounts was $115,395 and $115,299, respectively. For the six months ended September 30, 2010, the Company has not provided any allowance on doubtful accounts.

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Depreciable life
Computer equipment	3-5 years
Office equipment	5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended September 30, 2010 and 2009 was $1,951 and $2,275, respectively.

Depreciation expense for the six months ended September 30, 2010 and 2009 was $3,901 and $3,988, respectively.

●	Impairment of long-lived assets

In accordance with the ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets on plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of September 30, 2010.

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Income taxes

Income taxes are determined with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the six months ended September 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	September 30, 2010	September 30, 2009
Period-end HK$:US$1 exchange rate	7.7582	7.7512
Period average HK$: US$1 exchange rate	7.7756	7.7504

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the six months ended September 30, 2010 and 2009, the Company operates one reportable business segment in Hong Kong.

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In April 2010, the FASB issued ASU 2010-13, “Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE－4                   MARKETABLE SECURITIES, AVAILABLE FOR SALE

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)

Investment in unit trusts fund
At original cost	$340,315	$-
Less: Unrealized holding loss on available-for-sales securities	(19,808)	-
Fair value	$320,507	$-

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

These marketable securities are pledged as collateral to the revolving line of credit in the Hongkong and Shanghai Banking Corporation Limited (the “Bank”) (see note 7). The liquidation of these marketable securities is restricted at the option of the Bank and the Bank reserves the right to call for additional security as compensating balances when the market value of these marketable securities falls below an acceptable level.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE – 5                   ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no adjustment to the allowance for doubtful accounts is required for the six months ended September 30, 2010.

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)

Accounts receivable, trade	$6,830,857	$5,470,297
Less: allowance for doubtful accounts	(115,395)	(115,299)
Accounts receivable, net	$6,715,462	$5,354,998

NOTE－6                   PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)

Other receivables	$5,512	$40,051
Purchase deposits to vendors	751,365	662,935
Rental and utilities deposits	47,036	51,148
	$803,913	$754,134

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE－7                   REVOLVING LINES OF CREDIT

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Payable to financial institutions in Hong Kong:
Shanghai Commercial Bank Limited	$229,582	$351,471
The Hongkong and Shanghai Banking Corporation Limited	1,817,013	454,707
	2,046,595	806,178
Payable to Tai Wah Timber Factory Limited and Glory Idea Investment Limited	918,334	1,320,562
Total revolving lines of credit	$2,964,929	$2,126,740

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The revolving line of credit with Shanghai Commercial Bank Limited provides with the available balance of $354,464 (equivalent to HK$2,750,000), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, the director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.25% and 4.75% per annum for the six months ended September 30, 2010 and 2009, payable monthly.

The revolving line of credit with the Hongkong and Shanghai Banking Corporation Limited provides with the available aggregate balance of $1,804,542 (equivalent to HK$14,000,000), which bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 2% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, the director of the Company.. The Company is also required to maintain a minimum cash deposit of approximately $387,000 (equivalent to HK$3,000,000) and pledged the marketable securities (see note 4) as collateral that are considered restricted as compensating balances to the extent the Company borrows against this line of credit. This revolving line of credit is also secured by a charge on its marketable securities and personally guaranteed by Mr. Lee, the director of the Company. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 2.21% per annum for the six months ended September 30, 2010, payable monthly.

The financing arrangement with Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited provides the borrowings for trade payable financing with the maturities of 2 to 3 months, which is charged with a commission fee of 5% on each amount drawn from the line, payable monthly. An additional interest will be charged on overdue balance, if any.

NOTE－8                   AMOUNT DUE TO A DIRECTOR

The amount due to a director represented a temporary advance from Mr. Lee, the director of Company, which was unsecured, interest-free and had no fixed terms of repayment.

NOTE－9                   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the followings:

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)

Customers’ deposits	$76,999	$561,594
Accrued operating expenses	190,906	245,116
Advances from third parties	394,795	335,640
	$662,700	$1,142,350

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－10                 LONG-TERM BANK BORROWINGS

The installment loan have an original principle of $773,375 (equivalent to HK$6,000,000) with the Hongkong Shanghai Banking Corporation Limited bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments each of $12,890 (equivalent to HK$100,000) and will mature on March 14, 2015, for the working capital purpose. The installment loan is personally guaranteed by Mr. Lee, the director of the Company.

Maturities of long-term bank borrowings for each of the five years following September 30, 2010 are as follows:

Year ending September 30:
2011	$154,675
2012	154,675
2013	154,675
2014	154,675
2015	77,338

Total:	$696,038

NOTE－11                 INCOME TAXES

For the six months ended September 30, 2010 and 2009, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Six months ended September 30,
	2010	2009
Tax jurisdictions from:
– Local	$-	$-
– Foreign	387,178	138,898
Income before income taxes	$387,178	$138,898

Provision for income taxes consisted of the following:

	Six months ended September 30,
	2010	2009
Current:
– Local	$-	$-
– Foreign	63,785	21,410

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$63,785	$21,410

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

United States of America

The Company is registered in the State of Florida and is subject to the tax laws of the United States of America. For the six months ended September 30, 2010 and 2009, there was no operation in the United States of America.

British Virgin Island

Under the current BVI law, the Company’s subsidiary in the BVI is not subject to tax on income.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on assessable income. For the six months ended September 30, 2010 and 2009, GDWPCL generated an operating income of $387,178 and $138,898 for income tax purposes.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the six months ended September 30, 2010 and 2009 are as follows:

	Six months ended September 30,
	2010	2009

Income before income taxes	$387,178	$138,898
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory tax rate	63,884	22,918
Tax effect of non-deductible expenses	102	658
Tax effect of allowances	(201)	(2,166)
Income tax expense	$63,785	$21,410

As of September 30, 2010, the Company’s Hong Kong income tax returns for tax years 2002 through 2009 remain open to examination by the Inland Revenue Department of Hong Kong (“HKIRD”).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of September 30, 2010, no deferred tax assets or liabilities have been recognized.

NOTE－12                 SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Six months ended September 30,
	2010	2009
Revenue, net:
- Hong Kong	$194,656	$128,164
- The PRC	7,895,470	4,351,029
- Europe	253,476	511,809
- Others	1,935,485	1,246,252

	$10,279,087	$6,237,254

All of the Company’s long-lived assets are located in Hong Kong.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－13                 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and six months ended September 30, 2010 and 2009, the customers who account for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

	Three months ended September 30, 2010		September 30, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$3,378,696	61%	$630,358
Customer B	877,540	16%	5,149,492
Total:	$4,256,236	77%	$5,779,850

	Six months ended September 30, 2010		September 30, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$6,488,483	63%	$630,358
Customer B	1,356,145	13%	5,149,492
Total:	$7,884,628	76%	$5,779,850

	Three months ended September 30, 2009		September 30, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$1,101,506	38%	$5,942,110
Customer B	450,236	16%	-
Total:	$1,551,742	54%	$5,942,110

	Six months ended September 30, 2009		September 30, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$2,798,976	45%	$5,942,110
Customer B	1,233,990	20%	-
Total:	$4,032,966	65%	$5,942,110

(b)       Major vendors

For the three months ended September 30, 2010, one vendor represented more than 10% of the Company’s purchases. This vendor accounted for 17% of purchases amounting to $825,915 with $0 of accounts payable as of September 30, 2010.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the six months ended September 30, 2010, the vendors who account for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Six months ended September 30, 2010		September 30, 2010
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$1,781,588	20%	$-
Vendor B	998,302	11%	-
Total:	$2,779,890	31%	$-

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

The Company’s interest-rate risk arises from bank borrowings and lines of credits. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2010, all of borrowings were at variable rates.

NOTE－14                 COMMITMENTS AND CONTINGENTS

(a)         Operating lease commitment

The Company’s subsidiary in Hong Kong was committed under several non-cancelable operating leases with fixed monthly rentals, due through September 2012. Total rent expenses for the six months ended September 30, 2010 and 2009 was $52,745 and $62,420 respectively.

As of September 30, 2009, the Company has the future minimum rental payments under various non-cancelable operating leases are as follows:

Year ending September 30,
2011	$82,262
2012	66,956
Total	$149,218

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)       Contingencies

The Inland Revenue Department of Hong Kong (“HKIRD”) commenced an examination of the Company’s Hong Kong tax returns for the year 2002 in March 2008. The HKIRD has imposed estimated assessments of $410,256 and $369,230 for the 2002 and 2003 tax year. The Company filed an objection to the HKIRD in April 2008 and the objection is still in process as of September 30, 2010.

As a result of the implementation of FIN 48, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. As of September 30, 2010, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.

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

In April 2010, the FASB issued ASU 2010-13, “Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

Three Months Ended September 30, 2010 as Compared to Three Months Ended September 30, 2009

The following table summarizes the results of our operations during the three month s ended September 30, 2010 and 2009, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2010 to the three months ended September 30, 2009.

	Three months ended September 30,		Increase /	% increase /
	2010	2009	(Decrease)	(decrease)
Revenue	$5,575,111	2,900,334	2,674,777	92.2%
Cost of revenue	(5,131,952)	(2,565,779)	2,566,173	100.0%
Gross profit	443,159	334,555	108,604	32.5%
General and administrative expenses	(236,875)	(226,402)	10,473	4.6%
Total operating expenses	(236,875)	(226,402)	10,473	4.6%
Income from operations	206,284	108,153	98,131	90.7%
Other income / (expense)	(35,253)	(7,069)	28,184	398.7%
Income before income tax	171,031	101,084	69,947	69.2%
Income tax expense	(28,000)	(14,496)	13,504	93.2%
Net income	143,031	86,588	56,443	65.2%

Revenue

Revenue for the three months ended September 30, 2010 was $5,575,111, an increase of $2,674,777 or 92.2% from $2,900,334 for the comparable period in 2009. The increase was primarily attributable to the increase in sales to one of the major customers of the Company, Dongguan Senyuan Trading Ltd. Co. and the introduction of some new European customers during the period.

Cost of revenue and gross profit

Cost of revenue for the three months ended September 30, 2010 was $5,131,952, an increase of $2,566,173 or 100.0% from $2,565,779 for the comparable period in 2009.  The increase was primarily attributable to the overall increase in sales.

Gross profit for the three months ended September 30, 2010 was $443,159, an increase of $108,604 or 32.5% from $334,555 for the comparable period in 2009.  The increase was primarily attributable to overall increase in sales. The gross profit margin for the three months ended September 30, 2010 decreased to 8% from 12% for the comparable period in 2009. The decrease was primarily attributable to the inflation in the cost of wood supplies.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010 were $236,875, an increase of $10,473 or 4.6% from $226,402 for the comparable period in 2009.  The increase was primarily attributable to the increase in salaries of approximately $13,000 due to higher employee turnover during the period and increase in traveling expenses of approximately $34,000 and net-off by the decrease in professional fees of approximately $44,000.

	Three months ended September 30,
	2010	2009	Increase /(Decrease)	% of increase / (decrease)
Professional fees	18,931	63,103	(44,172)	(70.0%)
Salaries	82,991	70,043	12,948	18.5%
Traveling	36,326	2,290	34,036	1,486.3%

Income before income tax and income tax expense

Profit before income tax for the three months ended September 30, 2010 was $171,031, an increase of $69,947 or 69.2% from $101,084 for the comparable period in 2009. The increase was in line with the overall increase in sales.

Income tax expense

Provision for income tax for the three months ended September 30, 2010 was $28,000, an increase of $13,504 or 93.2% from $14,496 for the comparable period in 2009. The increase was primarily attributable to the increase in income from operations.

Net Income

Net income for the three months ended September 30, 2010 was $143,031, an increase of $56,443 or 65.2% from $86,588 for the comparable period in 2009. The increase was primarily attributable to the increase in overall increase in sales.

Six Months Ended September 30, 2010 as Compared to Six Months Ended September 30, 2009

The following table summarizes the results of our operations during the six months ended September 30, 2010 and 2009, and provides information regarding the dollar and percentage increase or (decrease) from the six months ended September 30, 2010 to the six months ended September 30, 2009.

	Six months ended September 30,		Increase /	% increase /
	2010	2009	(Decrease)	(decrease)
Revenue	$10,279,087	6,237,254	4,041,833	64.8%
Cost of revenue	(9,486,169)	(5,627,820)	3,858,349	68.6%
Gross profit	792,918	609,434	183,484	30.1%
General and administrative expenses	(484,427)	(424,306)	60,121	14.2%
Total operating expenses	(484,427)	(424,306)	60,121	14.2%
Income from operations	308,491	185,128	123,363	66.6%
Other income / (expense)	78,687	(46,230)	124,917	270.2%
Income before income tax	387,178	138,898	248,280	178.7%
Income tax expense	(63,785)	(21,410)	42,375	197.9%
Net income	323,393	117,488	205,905	175.3%

Revenue

Revenue for the six months ended September 30, 2010 was $10,279,087, an increase of $4,041,833 or 64.8% from $6,237,254 for the comparable period in 2009. The increase was primarily attributable to the increase in sales to one of the major customers of the Company, Dongguan Senyuan Trading Ltd. Co. and the introduction of some new European customers during the period..

Cost of revenue and gross profit

Cost of revenue for the six months ended September 30, 2010 was $9,486,169, an increase of $3,858,349 or 68.6% from $5,627,820 for the comparable period in 2009. The increase was primarily attributable to the overall increase in sales.

Gross profit for the six months ended September 30, 2010 was $792,918, an increase of $183,484 or 30.1% from $609,434 for the comparable period in 2009. The increase was primarily attributable to overall increase in sales. The gross profit margin for the six months ended September 30, 2010 had decreased to 7.7% from 9.8% for the comparable period in 2009. The decrease was primarily attributable to the inflation in the cost of wood supplies.

General and Administrative

General and administrative expenses for the six months ended September 30, 2010 were $484,427, an increase of $60,121 or 14.2% from $424,306 for the comparable period in 2009.  The increase was primarily attributable to the increase in traveling expense of approximately $82,000 and net-off with the decrease in professional fees of approximately $28,600. The significant increase in traveling expense was primarily attributable to most of the traveling expense for the six months ended September 30, 2009 was bear by the director of the Company. On the other hand, decrease in professional fees was primarily attributable to less financial advisory and consultation incurred during the period.

	Six months ended September 30,
	2010	2009	Increase /(Decrease)	% of increase / (decrease)
Professional fees	58,278	86,887	(28,609)	(32.9%)
Traveling	84,825	2,764	82,061	2,968.9%

Income before income tax and income tax expense

Income before income tax for the six months ended September 30, 2010 was $387,178, an increase of $248,280 or 178.7% from $138,898 for the comparable period in 2009. The increase was in line with the overall increase in sales.

Income tax expense

Provision for income tax expense for the six months ended September 30, 2010 was $63,785, an increase of $42,375 or 197.9% from $21,410 for the comparable period in 2009. The increase was primarily attributable to the increase in income from operations..

Net income

Net income for the six months ended September 30, 2010 was $323,393, an increase of $205,905 or 175.3% from $117,488 for the comparable period in 2009.  The increase was primarily attributable to the increase in overall increase in sales..

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the six months ended September 30, 2010 was $100,512 and decreased to $2,476 by the end of the period, a decrease of $98,036 or 97.5%. The decrease was primarily attributable to additional cash deposit pledged for the revolving lines of credit from the Hongkong and Shanghai Banking Corporation Limited.

Net cash used in operating activities

We had net cash used in operating activities of $1,372,087 for the six months ended September 30, 2010 which was primarily attributable to increase in accounts receivable of approximately $1,353,000, decrease in accrued liabilities and other payables of approximately $479,000 and offset by decrease in inventories of approximately $159,000 and net income of approximately 323,000.

We had net cash used in operating activities of $71,314 for the six months ended September 30, 2009 which was primarily attributable to increase in accounts receivable of approximately $619,000 and offset by decrease in accounts payable of approximately $546,000.

Net cash used in investing activities

We had net cash used in investing activities of $339,555 for the six months ended September 30, 2010 which was primarily attributable to the purchase of marketable securities.

We had net cash used in investing activities of $11,866 for the six months ended September 30, 2009 which was primarily attributable to the purchase of plant and equipment.

Net cash provided by financing activities

We had net cash provided by financing activities for the six months ended September 30, 2010 was $1,613,744, which was primarily attributable to the draw down from revolving lines of credit, temporary advances from a director of the Company and offset by the changes in restricted cash and repayment of long-term bank borrowings.

We had net cash provided by financing activities for the six months ended September 30, 2009 was $222,909 which was primarily attributable to the draw down from revolving lines of credit.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,744,953 as of September 30, 2010.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2010, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of September 30, 2010, the Company has a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $229,582, a revolving line of credit with the Hongkong and Shanghai Banking Corporation Limited with an outstanding balance of $1,817,013, and a trade financing payable to Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited in an aggregate amount of $918,334. If we are to acquire another business or further expand our operations, we will need additional capital.

Bank Credit Facilities

As of June 8, 2009, the Company has an open line of credit with Shanghai Commercial Bank Limited with an outstanding balance of $354,464 (equivalent to HK$2,750,000). The line of credit bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities. Mr. Kwok Leung Lee, our President and Chairman, serves as personal guarantor for up to HKD7,500,000, or approximately US$965,910, plus interest, fees, costs and expenses. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to certain identified vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

Pursuant to the Banking Facilities Agreements (the “Agreements”) dated December 21, 2009 and September 9, 2010, the Company has received two revolving lines of credit with the Hongkong and Shanghai Banking Corporation Limited with the available aggregated balance of $1,804,542 (equivalent to HK$14,000,000). The lines of credit bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 2% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities. The Company is required to maintain a minimum cash deposits of approximately $387,000 (equivalent to HK$3,000,000) that is considered restricted as compensating balances to the extent the Company borrows against this line or credit. Weighted average interest rate approximates 2.21% per annum for the six months ended September 30, 2010, payable monthly. Pursuant to the Agreements, the lines of credit are personally guaranteed by Mr. Lee, the director of the Company. In addition, the Company is subject to the settlement of accounts due and payable to certain identified vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.  A charge on the Company’s available-for-sales securities with fair value of $320,507 has been imposed by the Hongkong and Shanghai Banking Corporation Limited to secure the revolving lines of credit.

Pursuant to the same agreement dated December 21, 2009, the Company also received an installment loan of $773,375 (equivalent to HK$6,000,000) from the Hongkong Shanghai Banking Corporation Limited for the working capital purpose. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments each of $12,890 (equivalent to HK$100,000) and will mature on March 14, 2015. The installment loan of HKD6,000,000 is personally guaranteed by Mr. Lee, our President and Chairman.

As of the six months ended September 30, 2010, Mr. Lee, our President and Chairman, had advanced a total of $1,087,932 to the Company as temporary advance.. The amount owed bears no interest and has no fixed repayment term.

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

As of September 30, 2010 and March 31, 2010, the outstanding balance was $918,334 and $1,320,562 along with accrued interest and commission charge in the amount of $48,120 and $92,600, respectively.

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

Our accounts receivable represent approximately 65% of our revenue.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

On April 9, 2009, Kwok Leung Lee and GDWPCL filed a Defense and Counterclaim.  GDWPCL asserted a breach of contract claim against CCGL, alleging that CCGL failed to fulfill its obligations pursuant to the CCGL agreement to effect the listing of GDWPCL through a reverse merger by the use of a company that was listed on the Pink Sheets. Kwok Leung Lee additionally asserted a breach of contract claim against Chi Yim (Roger) Yip for the Stock Purchase Agreement dated March 31, 2007, for failing to deliver a shell company, Tabatha V, Inc., that was listed on the Pink Sheets, which, pursuant to the Stock Purchase Agreement, was to be purchased by Kwok Leung Lee.  Both Kwok Leung Lee and GDWPCL also claimed damages for fraudulent misrepresentation related to the failure to deliver the Pink Sheets shell company. On May 22, 2009, Chi Yim (Roger) Yip and CCGL replied to the counterclaim.  The Company is currently unable to assess the likelihood of a favorable or unfavorable outcome for this litigation. Parties are due to report to court for a status update on the matter on January 26, 2011. Other than as disclosed above, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 1A.                   RISK FACTORS.

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      (REMOVED AND RESERVED).

None.

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: November 22, 2010	By:	/s/ Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer )