Form 10-Q
period 2010-12-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2011-02-22
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2010

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

Large accelerated filer. 	Accelerated filer. 
Non-accelerated filer. (Do not check if a smaller reporting company)	Smaller reporting company. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      No   ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of February 18, 2011:  200,000

PART I – FINANCIAL INFORMATION

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$272,015	$100,512
Restricted cash	650,540	605,703
Marketable securities	331,722	-
Accounts receivable, net	7,244,288	5,354,998
Inventories	142,322	213,125
Income tax recoverable	-	15,175
Prepayments, deposits and other receivables	632,564	754,134

Total current assets	9,273,451	7,043,647

Non-current assets:
Plant and equipment, net	15,677	18,495

TOTAL ASSETS	$9,289,128	$7,062,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,403,170	$924,953
Revolving lines of credit	3,636,381	2,126,740
Current portion of long-term bank borrowings	154,178	154,546
Amount due to a director	913,208	183,091
Income tax payable	58,825	-
Accrued liabilities and other payables	347,614	1,142,350

Total current liabilities	6,513,376	4,531,680

Long-term liabilities:
Long-term bank borrowings	501,079	618,182

Total liabilities	7,014,455	5,149,862

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no share issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 450,000,000 shares authorized; 200,000 shares issued and outstanding, respectively	200	200
Additional paid-in capital	644,300	644,300
Accumulated other comprehensive loss	(36,209)	(23,597)
Retained earnings	1,666,382	1,291,377

Total stockholders’ equity	2,274,673	1,912,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,289,128	$7,062,142

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Revenues, net	$5,613,059	$2,768,964	$15,892,146	$9,006,218

Cost of revenue	(5,099,098)	(2,536,550)	(14,585,267)	(8,164,370)

Gross profit	513,961	232,414	1,306,879	841,848

Operating expenses:
General and administrative	(312,463)	(195,722)	(796,890)	(620,028)

Total operating expenses	(312,463)	(195,722)	(796,890)	(620,028)

INCOME FROM OPERATIONS	201,498	36,692	509,989	221,820

Other income (expense):
Foreign exchange loss, net	(105,560)	(40,222)	(21,304)	(45,229)
Interest income	129	119	379	330
Interest expense	(31,509)	(36,645)	(108,930)	(123,825)
Other income (expense)	(163)	5,686	71,439	51,432

INCOME (LOSS) BEFORE INCOME TAXES	64,395	(34,370)	451,573	104,528

Income tax (expense) benefit	(12,783)	5,288	(76,568)	(16,122)

NET INCOME (LOSS)	$51,612	$(29,082)	$375,005	$88,406

Other comprehensive income (loss):
- Unrealized holding gain (loss)	12,309	-	(7,499)	-
- Foreign currency translation loss	(7,439)	(971)	(5,113)	(1,146)

COMPREHENSIVE INCOME (LOSS)	$56,482	$(30,053)	$363,393	$87,260

Net income (loss) per share – Basic and diluted	$0.26	$(0.15)	$1.88	$0.44

Weighted average common stock outstanding – Basic and diluted	200,000	200,000	200,000	200,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$375,005	$88,406
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6,285	5,982
Changes in operating assets and liabilities:
Accounts receivable, trade	(1,904,916)	(298,141)
Inventories	70,404	(177,567)
Income tax payable	74,076	(91,923)
Prepayments, deposits and other receivables	119,962	7,298
Accounts payable, trade	481,148	24,602
Accrued liabilities and other payables	(793,226)	(139,965)
Net cash used in operating activities	(1,571,262)	(581,308)

Cash flows from investing activities:
Purchase of marketable securities	(339,738)	-
Purchase of plant and equipment	(3,506)	(11,865)
Net cash used in investing activities	(343,244)	(11,865)

Cash flows from financing activities:
Repayment of long-term bank borrowings	(115,810)	-
Advances from a director	731,666	307,468
Proceeds from revolving lines of credit	1,517,004	313,474
Change in restricted cash	(46,347)	-
Net cash provided by financing activities	2,086,513	620,942

Effect of exchange rate changes on cash and cash equivalents	(504)	(41)

NET CHANGE IN CASH AND CASH EQUIVALENTS	171,503	27,728

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	100,512	45,511

CASH AND CASH EQUIVALENTS, END OF PERIOD	$272,015	$73,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,492	$108,045
Cash paid for interest	$100,585	$96,088

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	No. of share	Amount	capital	earnings	loss	equity

Balance as of April 1, 2010	200,000	$200	$644,300	$1,291,377	$(23,597)	$1,912,280

Net income for the period	-	-	-	375,005	-	375,005

Unrealized holding loss on available-for-sales securities	-	-	-	-	(7,499)	(7,499)

Foreign currency translation adjustment	-	-	-	-	(5,113)	(5,113)

Balance as of December 31, 2010	200,000	$200	$644,300	$1,666,382	$(36,209)	$2,274,673

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

In the opinion of management, the consolidated balance sheet as of March 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2011 or for any future period.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

As of December 31, 2010 and March 31, 2010, the Company maintained minimum cash balances of $650,540 and $605,703 in a pledged deposit account as collateral for the available revolving lines of credit provided by the financial institutions in Hong Kong.

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

The Company classifies marketable securities as “available-for-sale”, which are stated at fair value, with the unrealized holding gains and losses, reported in accumulated other comprehensive income. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification ("ASC") Topic 820.

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful lives
Computer equipment	3-5 years
Office equipment	5 years

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended December 31, 2010 and 2009 was $2,384 and $1,994, respectively.

Depreciation expense for the nine months ended December 31, 2010 and 2009 was $6,285 and $5,982, respectively.

●	Impairment of long-lived assets

In accordance with the ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets on plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

For the nine months ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective period:

	December 31, 2010	December 31, 2009
Period-end HK$:US$1 exchange rate	7.7832	7.7551
Period average HK$: US$1 exchange rate	7.7714	7.7551

●	Related parties

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the nine months ended December 31, 2010 and 2009, the Company operates one reportable business segment in Hong Kong.

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

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, prepayments, deposits and other receivables, accounts payable, amount due to a director, income tax payable, accrued liabilities and other payables. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values. The carrying value of the Company’s revolving lines of credit and long-term bank borrowings approximated its fair value based on the current market prices or interest rates for similar debt instruments. The fair value of the marketable securities is based on quoted prices in active exchange-traded or over-the-counter markets.

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

NOTE－4                   MARKETABLE SECURITIES

	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)
Investment in unit trusts fund
At original cost	$339,221	$-
Less: Unrealized holding loss	(7,499)	-
Fair value	$331,722	$-

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

These marketable securities are pledged as collateral to the revolving line of credit in the Hongkong and Shanghai Banking Corporation Limited (the “Bank”) (see note 7). The eligibility of these marketable securities as collateral to the revolving line of credit is determined by the Bank from time to time. The Bank also reserves the right to call for additional security when the market value of these marketable securities falls below an acceptable level as determined by the Bank.

NOTE – 5                   ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, the Company has determined that no adjustment to the allowance for doubtful accounts is required for the nine months ended December 31, 2010 and 2009.

	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)

Accounts receivable, trade	$7,359,312	$5,470,297
Less: allowance for doubtful accounts	(115,024)	(115,299)
Accounts receivable, net	$7,244,288	$5,354,998

NOTE－6                   PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)

Purchase deposits to vendors	$578,805	$662,935
Rental and utilities deposits	46,885	51,148
Other receivables	6,874	40,051
	$632,564	$754,134

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE－7                   REVOLVING LINES OF CREDIT

	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)
Payable to financial institutions in Hong Kong:
Shanghai Commercial Bank Limited	$325,186	$351,471
The Hongkong and Shanghai Banking Corporation Limited	1,679,119	454,707
	2,004,305	806,178

Payable to Tai Wah Timber Factory Limited and Glory Idea Investment Limited	1,632,076	1,320,562
Total:	$3,636,381	$2,126,740

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The credit facility with Shanghai Commercial Bank Limited provides the available limit of $449,686 (equivalent to HK$3,500,000), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, the director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 6.1% and 3.5% per annum for the nine months ended December 31, 2010 and 2009, payable monthly.

The credit facility with the Hongkong and Shanghai Banking Corporation Limited provides the available limit of $1,027,855 (equivalent to HK$8,000,000), which bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 2% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, the director of the Company. The Company also is required to maintain a minimum cash deposit of approximately $385,445 (equivalent to HK$3,000,000) and to pledge the marketable securities (see note 4) as collateral. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 2.65% per annum for the nine months ended December 31, 2010, payable monthly.

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

The amount due to a director represented temporary advances made by Mr. Lee, the director, to the Company, which was unsecured, interest-free with no fixed terms of repayment.

NOTE－9	ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the followings:

	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)

Customers’ deposits	$129,598	$561,594
Accrued operating expenses	218,016	245,116
Advances from third parties	-	335,640
	$347,614	$1,142,350

NOTE－10                      LONG-TERM BANK BORROWINGS

The Company obtained an installment loan totaling $770,891 (equivalent to HK$6,000,000) from the Hongkong Shanghai Banking Corporation Limited, which bears interest at a rate of 2% per annum over 1 month HIBOR in a term of 60 months, with a monthly installment of $12,848 (equivalent to HK$100,000) payable and will mature on March 14, 2015 for the working capital purpose. The installment loan is personally guaranteed by Mr. Lee, the director of the Company.

Maturities of long-term bank borrowings for each of the five years following December 31, 2010 are as follows:

Year ending December 31:
2011	$154,178
2012	154,178
2013	154,178
2014	154,178
2015	38,545

Total:	$655,257

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－11                      INCOME TAXES

For the nine months ended December 31, 2010 and 2009, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Nine months ended December 31,
	2010	2009
Tax jurisdictions from:
– Local	$-	$-
– Foreign	451,573	104,528
Income before income taxes	$451,573	$104,528

Provision for income taxes consisted of the following:

	Nine months ended December 31,
	2010	2009
Current:
– Local	$-	$-
– Foreign	76,568	16,122

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$76,568	$16,122

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States of America, BVI and Hong Kong that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Florida and is subject to the tax laws of the United States of America. For the nine months ended December 31, 2010 and 2009, there was no operation in the United States of America.

British Virgin Island

Under the current BVI law, the Company’s subsidiary in the BVI is not subject to tax on income.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income. For the nine months ended December 31, 2010 and 2009, GDWPCL generated an operating income of $451,573 and $104,528 for income tax purposes.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the nine months ended December 31, 2010 and 2009 are as follows:

	Nine months ended December 31,
	2010	2009

Income before income taxes	$451,573	$104,528
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory tax rate	74,509	17,247
Tax effect of non-deductible expenses	1,037	1,041
Tax effect of allowances	(486)	(2,166)
Under provision for prior years	1,508	-
Income tax expense	$76,568	$16,122

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of December 31, 2010, no deferred tax assets or liabilities have been recognized.

NOTE－12                      SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended December 31,
	2010	2009
Revenue, net:
- The PRC (including Hong Kong)	$3,708,403	$2,318,050
- Europe	412,585	156,908
- Others	1,492,071	294,006

	$5,613,059	$2,768,964

	Nine months ended December 31,
	2010	2009
Revenue, net:
- The PRC (including Hong Kong)	$11,798,529	$6,797,243
- Europe	666,061	668,717
- Others	3,427,556	1,540,258

	$15,892,146	$9,006,218

All of the Company’s long-lived assets are located in Hong Kong.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－13                      CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and nine months ended December 31, 2010 and 2009, the customers who account for 10% or more of the Company’s revenues and its outstanding balance at period-end date, are presented as follows:

	Three months ended December 31, 2010		December 31, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$2,473,231	44%	$982,650
Customer B	1,192,495	21%	5,841,410
Total:	$3,665,726	65%	$6,824,060

	Nine months ended December 31, 2010		December 31, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$8,961,714	56%	$982,650
Customer B	2,548,640	16%	5,841,410
Total:	$11,510,354	72%	$6,824,060

	Three months ended December 31, 2009		December 31, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$1,710,088	62%	$6,047,183
Customer B	608,481	22%	-
Total:	$2,318,569	84%	$6,047,183

	Nine months ended December 31, 2009		December 31, 2009
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$4,508,739	50%	$6,047,183
Customer B	1,842,328	20%	-
Total:	$6,351,067	70%	$6,047,183

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)	Major vendors

For the three months ended December 31, 2010, one vendor represented more than 10% of the Company’s purchases. This vendor accounted for 23% of purchases amounting to $1,187,984 with $0 of accounts payable as of December 31, 2010.

For the nine months ended December 31, 2010, one vendor represented more than 10% of the Company’s purchases. This vendor accounted for 21% of purchases amounting to $2,969,572 with $0 of accounts payable as of December 31, 2010.

For the three months ended December 31, 2009, one vendor represented more than 10% of the Company’s purchases. This vendor accounted for 16% of purchases amounting to $393,680 with $2,421,603 of accounts payable as of December 31, 2009.

For the nine months ended December 31, 2009, one vendor represented more than 10% of the Company’s purchases. This vendor accounted for 23% of purchases amounting to $1,893,377 with $2,421,603 of accounts payable as of December 31, 2009.

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

The Company’s interest-rate risk arises from bank borrowings and lines of credits. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2010, all of borrowings were at variable rates.

NOTE－14                      COMMITMENTS AND CONTINGENTS

(a)         Operating lease commitment

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals and renewal option, due through February 2013. Total rent expenses for the nine months ended December 31, 2010 and 2009 was $77,682 and $31,585 respectively.

As of December 31, 2010, the Company has the future minimum rental payments under various non-cancelable operating leases in the next three years, as follows:

Year ending December 31,
2011	$111,919
2012	91,421
2013	4,651
Total	$207,991

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)         Contingencies

On December 28, 2010, the Inland Revenue Department of Hong Kong (“HKIRD”) finalized the Company’s tax assessment for tax years 2001 to 2006 with an additional tax charge of $2,492 (equivalent to HK$19,363). The Company accepted the final tax assessment and made the tax payment on December 31, 2010.

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

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

	the effect of political, economic, and market conditions and geopolitical events;
	legislative and regulatory changes that affect our business;

	the availability of funds and working capital;
	the actions and initiatives of current and potential competitors;

	investor sentiment; and
	our reputation.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2010 and 2009

Revenue and Net Income (Loss)

For the three months ended December 31, 2010, there was $5,613,059 for sales revenue and a net income of $51,612. For the three months ended December 31, 2009, there was $2,768,964 for sales revenue and a net loss of $29,082. This increased net income from the net loss of $80,694 or 277% resulted primarily from increase in overall sales to customers at a slight increase in gross profit from 8.4% to 9.2%.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2010 were $312.463, an increase of $116,741 or 60% compared to $195,722 for the comparable period in 2009. The increase was primarily in line with the increase in overall sales.

Interest Expenses

Interest expense for the three months ended December 31, 2010 was $31,509 compared to $36,645 for the comparable period in 2009, a decrease of $5,136 or 14%. The decrease was primarily attributable to a slight decrease in interest rates.

Income Tax Expenses

Income tax for the three months ended December 31, 2010 was $12,783 compared to an income tax benefit of $5,288 for the comparable period in 2009, an increase of $18,071 or 342%. The increase was primarily attributable to an overall increase in increase in income before income taxes.

Comparison of the Nine Months Ended December 31, 2010 and 2009

Revenue and Net Income (Loss)

For the nine months ended December 31, 2010, there was $15,892,146 for sales revenue and a net income of $375,005. For the nine months ended December 31, 2009, there was $9,006,218 for sales revenue and a net income of $88,406. This increased net income of $286,599 or 324% resulted primarily from increase in overall sales to customers.

General and Administrative Expenses

General and administrative expenses for the nine months ended December 31, 2010 were $796,890, an increase of $176,862 or 28.5% compared to $620,028 for the comparable period in 2009. The increase was in line with the increase in overall sales to customers.

Interest Expenses

Interest expense for the nine months ended December 31, 2010 was $108,930 compared to $123,825 for the comparable period in 2009, a decrease of $14,895 or 12%. The decrease was primarily attributable to a slight decrease in interest rates.

Income Tax Expenses

Income tax for the nine months ended December 31, 2010 was $76,568 compared to $16,122 for the comparable period in 2009, an increase of $60,446 or 375%. The increase was primarily attributable to an overall increase in increase in income before income taxes.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the nine months ended December 31, 2010 was $100,512 and increased to $272,015 by the end of the period, an increase of $171,503 or 171%. The increase was primarily attributable to the overall net cash flows from financing activities.
Our cash and cash equivalents as at the beginning of the nine months ended December 31, 2009 was $45,511 and increased to $73,239 by the end of the period, an increase of $27,728 or 61%. The increase was primarily attributable to the overall net cash flows from financing activities.

Net cash used in operating activities

Net cash outflow from operating activities for the nine months ended December 31, 2010 was $1,571,262, primarily attributable to the increase in accounts receivable of $1,904,916, decrease in accrued liabilities and other payables of $793,226 and net off with net income of $375,005, decrease in prepayment, deposits and other receivables of $119,962 and increase in accounts payable of $481,148.

Net cash outflow from operating activities for the nine months ended December 31, 2009 was $581,308, primarily attributable to the increase in accounts receivable and inventories of $298,141 and $177,567 respectively, decrease in income tax payable and accrued liabilities and other payables of $91,923 and $139,965 respectively and net off with net income of $88,406 and increase in accounts payable of $24,602.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended December 31, 2010 was $343,244 primarily attributable to the purchase of marketable securities and plant and equipment of $339,738 and $3,506 respectively.

Net cash used in investing activities for the nine months ended December 31, 2009 was $11,865 primarily attributable to the purchase of plant and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended December 31, 2010 was $2,086,513 primarily attributable to the proceeds from revolving lines of credit of $1,517,004, advances from a director of $731,666 and net off with repayment of long-term bank borrowings of $115,810.

Net cash provided by financing activities for the nine months ended December 31, 2009 was $620,942 primarily attributable to the proceeds from revolving lines of credit of $313,474 and advances from a director of $307,468.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $9,273,451 at December 31, 2010.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of December 31, 2010, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of December 31, 2010, the Company has a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $325,186, a revolving line of credit with the Hongkong and Shanghai Banking Corporation Limited with an outstanding balance of $1,679,119, and a trade financing payable to Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited in an aggregate amount of $1,632,076. If we are to acquire another business or further expand our operations, we will need additional capital.

Bank Credit Facilities

As of September 30, 2010, the Company has an renewed open line of credit with Shanghai Commercial Bank Limited with the available limit of $449,686 (equivalent to HK$3,500,000). The line of credit bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities. Mr. Kwok Leung Lee, our President and Chairman, serves as personal guarantor for up to HKD7,500,000, or approximately US$963,614, plus interest, fees, costs and expenses. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to certain identified vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

Pursuant to the revised Banking Facilities Agreement (the “Agreement”) dated September 6, 2010, the Company has a revolving lines of credit with the Hongkong and Shanghai Banking Corporation Limited with the available limit of $1,027,855 (equivalent to HK$8,000,000). The lines of credit bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 2% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities. The Company is required to maintain a minimum cash deposits of approximately $385,445 (equivalent to HK$3,000,000) that is considered restricted as compensating balances to the extent the Company borrows against this line or credit. Weighted average interest rate approximates 2.65% per annum for the nine months ended December 31, 2010, payable monthly. Pursuant to the Agreements, the lines of credit are personally guaranteed by Mr. Lee, the director of the Company. In addition, the Company is subject to the settlement of accounts due and payable to certain identified vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.  A charge on the Company’s marketable securities with fair value of $331,722 has been imposed by the Hongkong and Shanghai Banking Corporation Limited to secure the revolving lines of credit.

Pursuant to the same agreement dated December 21, 2009, the Company also received an installment loan of $770,891 (equivalent to HK$6,000,000) from the Hongkong Shanghai Banking Corporation Limited for the working capital purpose. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments each of $12,848 (equivalent to HK$100,000) and will mature on March 14, 2015. The installment loan of HKD6,000,000 is personally guaranteed by Mr. Lee, our President and Chairman.

As of the nine months ended December 31, 2010, Mr. Lee, our President and Chairman, had advanced a total of $913,208 to the Company as temporary advance.. The amount owed bears no interest and has no fixed repayment term.

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

As of December 31, 2010 and March 31, 2010, the outstanding balance was $1,632,076 and $1,320,562 along with accrued interest and commission charge in the amount of $8,332 and $93,085, respectively.

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

ITEM 4.                      REMOVED AND RESERVED

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: February 22, 2011	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer )