Form 10-K/A
period 2010-03-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2011-07-15
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
AMENDMENT N0. 1
TO
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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes              ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes              ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes            ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes            ☐ No

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐Yes       ☒No

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “ Amendment”) of Green Dragon Wood Products, Inc. (the “Company”), amends the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 (the "Original Report"), which was filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2010. The purpose of this Amendment is to response to certain comments from the SEC. This Amendment reflects certain changes to our Controls and Procedures section contained in the Original  Report.

Except as stated herein, this Amendment does not reflect events occurring after the Original Report and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Report. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the Original Report.

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

Danzer Group .  Danzer Group is an international wood processing company with factories, warehouses and sales outlets around the world.  Due to the size of its organization however, Danzer Group bears substantially higher operation costs than Green Dragon and is less flexible and adaptive to market changes.

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

We, through our subsidiaries GDI or GDWPCL, may review acquisition and strategic investment prospects that we believe would complement the current product offerings of GDWPCL, augment its market coverage or enhance its technical capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we, through our subsidiaries, GDI or GDWPCL, expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect that when we raise funds from investors for any of these purposes we will be either the issuer or the primary obligor while the proceeds will be forwarded to HBOP. In the event of any future acquisitions, we could:

   issue equity securities which would dilute current stockholders’ percentage ownership;
   incur substantial debt;
   assume contingent liabilities; or
   expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if through our subsidiaries GDI or GDWPCL, we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

   difficulties in the assimilation of acquired operations, technologies and/or products;
   unanticipated costs associated with the acquisition or investment transaction;
   the diversion of management’s attention from other business concerns;
   adverse effects on existing business relationships with suppliers and customers;
   risks associated with entering markets in which GDWPCL has no or limited prior experience;
   the potential loss of key employees of acquired organizations; and
   substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

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

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

   the costs of wood products;

   seasonality or effect of natural disasters on the availability of our raw materials;
   the relative speed and success with which we can obtain and maintain customers, merchants and vendors for our products;
   capital expenditure for equipment;
   marketing and promotional activities and other costs;
   changes in our pricing policies, suppliers and competitors;
   the ability of our suppliers to provide products in a timely manner to their customers;
   changes in operating expenses;
   increased competition in the import/export markets; and
   other general economic and seasonal factors.

Risks Related To Doing Business In The PRC

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business .

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

As of July 14, 2010, there were 200,000 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 75% of our common stock. Mr. Kwok Leung Lee, our President, beneficially owns approximately 60% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Lee’s interests may differ from those of other stockholders. Furthermore, ownership of 75% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock as traded on the Pink Sheets under the symbol “GDWP”.

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

Legal remedies, which may be available to the investor, are as follows:

   If penny stocks are sold in violation of the investor's rights listed above, or other federal or state securities laws, the investor may be able to cancel his purchase and get his money back.
   If the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.
   If the investor has signed an arbitration agreement, however, s/he may have to pursue a claim through arbitration.

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

Both cases have been adjourned to October 27, 2010 for a 2 nd Case Management Conference and all the parties are preparing their respective supplemental witness statements. The Company is currently unable to assess the likelihood of a favorable or unfavorable outcome for this litigation.

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

Item 4.                 (Removed and Reserved).

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed but not quoted or traded on the Pink Sheets under the symbol “GDWP” at this time. Should a market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other equipment and furniture leasing service providers or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for instant messaging business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

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

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

   the effect of political, economic, and market conditions and geopolitical events;
   legislative and regulatory changes that affect our business;
   the availability of funds and working capital;
   the actions and initiatives of current and potential competitors;
   investor sentiment; and
   our reputation.

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

   Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

   Basis of consolidation

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

   Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

   Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

   Restricted cash

As of March 31, 2010 and 2009, the Company maintained minimum cash balances of $605,703 and $266,189 in a pledged deposit account as collateral for the available revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

   Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due within contractual payment terms, generally 60 to 180 days from shipment. The Company extends unsecured credit to its customers in the ordinary course of business, based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 180 days and those over a specified amount are reviewed individually for collectibility. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

As of March 31, 2010 and 2009, the allowance for doubtful accounts was $115,299 and $153,841, respectively. During the 2010 fiscal year, the Company wrote off $38,262 against the allowance for doubtful accounts as the management determined that the collection was not probable.

   Inventories

Inventories mainly include wood veneers for re-sale and are stated at lower of cost or market value using weighted average method.

   Website development costs

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

   Plant and equipment

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

   Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, all long-lived assets such as plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of March 31, 2010 and 2009.

   Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition” , the Company recognizes revenue when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

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

   Cost of revenue

Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $256,559 and $219,144 for the years ended March 31, 2010 and 2009, respectively, which are recorded in cost of revenue.

   Advertising cost

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no advertising expenses during the years ended March 31, 2010 and 2009.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

   Comprehensive income

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

   Income taxes

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

   Net income (loss) per share

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

   Foreign currencies translation

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement” , using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of changes in stockholders’ equity.

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

   Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

   Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive loss as and when the related employee service is provided.

   Segment reporting

ASC Topic 280, “ Segment Reporting ” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the years ended March 31, 2010 and 2009, the Company operates one reportable business segment in Hong Kong.

   Fair value measurement

ASC Topic 820-10, “ Fair Value Measurements and Disclosures ” ("ASC 820-10") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

   Fair value of financial instruments

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

   Economic and political risk

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

   Recent accounting pronouncements

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

The Company adopted ASC Topic 810-10, “ Consolidation ” (formerly SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 815-10, “ Derivatives and Hedging ” (formerly SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities ”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In June 2009, the FASB finalized SFAS No. 167, “ Amending FASB interpretation No. 46(R) ”, which was included in ASC Topic 810-10-05 “ Variable Interest Entities ”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “ The Hierarchy of Generally Accepted Accounting Principles ”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “ Generally Accepted Accounting Principles ”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In August 2009, the FASB issued an update of ASC Topic 820, “ Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “ Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force) ” which amends ASC 605-25, “ Revenue Recognition: Multiple-Element Arrangements .” ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, “ Fair Value Measurements and Disclosures ”, (ASU 2010-06) which provides amendments to ASC 820, “ Fair Value Measurements and Disclosures ” that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

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

In April 2010, the FASB issued ASU No. 2010-18, “ Receivables: Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force ” (Topic 310). The amendments in this Update are effective for modifications of loans accounted for within pools under ASC Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

On March 31, 2010, the Company entered into a tri-parties settlement arrangement among two major customers, Customer A and Customer B. Under such arrangement, Customer A agreed to transfer its accounts receivable balance to Customer B and Customer B agreed to receive such accounts receivable balance from Customer A, on behalf of the Company, to offset against its trade payable due to the Company. Such settlement arrangement will continue to take effect from April 1, 2010.

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

12.         SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Years ended March 31,
	2010	2009
Revenue, net:
- Hong Kong	$134,615	$137,714
- The PRC	8,515,061	9,777,745
- Europe	1,134,579	1,101,718
- Others	2,502,979	2,754,295

	$12,287,234	$13,771,472

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

13.         CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the year ended March 31, 2010, the customer who accounts for 10% or more of the Company's revenues and its outstanding balance at year-end date, are presented as follows:

	Year ended March 31, 2010		March 31, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$5,529,242	45%	$-
Customer B	2,474,067	20%	3,517,576#
Total:	$8,003,309	65%	$3,517,576
# The balance included a transfer of accounts receivable totaling $5,963,515 from customer A.

For the year ended March 31, 2009, one customer represented more than 10% of the Company’s revenues. This customer accounted for 59% of revenues amounting to $8,122,400 with the outstanding accounts receivable of $6,167,168 as of March 31, 2009.

(b)   Major vendors

For the year ended March 31, 2010, one vendor represented more than 10% of the Company’s purchases. This vendor accounted for 25% of purchases amounting to $2,729,839 with $0 outstanding accounts payable as of March 31, 2010.

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

Both cases have been adjourned to October 27, 2010 for a 2 nd Case Management Conference and all the parties are preparing their respective supplemental witness statements. The Company is currently unable to assess the likelihood of a favorable or unfavorable outcome for this litigation.

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

 Item 9A.                      Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2010 based on the material weaknesses defined below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,


provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of March 31, 2010 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2010.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2010:

☐
The Company did not implement proper segregation of duties due to the Company’s small size and only one executive officer. In certain instances, persons responsible to review transactions for validity, completeness and accuracy were also responsible for preparation.

☐
Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP.  Additionally, the Company does not have a formal audit committee, and the Board does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

MANAGEMENT’S REMEDIATION PLAN

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US  GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:


The Company is currently looking for an outside consultant with considerable  public company reporting experience and breadth of knowledge of US GAAP to assist it with the preparation and review of its financial statements.  The Company is committed to establishing procedures and utilizing experienced individuals with professional supervision to properly segregate duties, prepare and approve the consolidated financial statements and footnote disclosures in accordance with US GAAP.


The Board of Directors will be more actively involved in providing additional oversight of the Company’s internal controls, formal review of our financial statements,  and more detailed review of the periodic reports we anticipate filing with the SEC.

	The Company has initiated efforts to ensure our employees understand the importance of internal controls and compliance with corporate policies and procedures.

	The Company may retain third party specialists to assist us in the design, implementation and testing of our internal controls as necessary.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compen-sation 3 ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kwok Leung Lee, 1 President and Director	2010	63, 706	-0-	-0-	-0-	-0-	-0-	88,208	151,914
	2009	63,517	-0-	-0-	-0-	-0-	-0-	75,218	138,735

Mei Ling Law, 2 Director	2010	15,088	-0-	-0-	-0-	- 0 -	- 0 -	-0-	15,088
	2009	15,044	-0-	-0-	-0-	-0-	-0-	-0-	15,044

1 There is no employment contract with Mr. Kwok Leung Lee at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.
2 There is no employment contract with Ms. Mei Ling Law at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.
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

Amount and Nature of Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock (1)

Directors and Executive Officers

Common Stock	Kwok Leung Lee Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong	120,000	60%

Common Stock	Mei Ling Law (2) Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong	30,000	15%

All Directors and Executive Officers as a Group (2 persons)		150,000	75%

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

PART IV

Item 15.                  Exhibits, Financial Statements Schedules

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation – Hong Kong.*

3.2	Articles of Incorporation – British Virgin Islands.*

3.3	Articles of Incorporation – Florida.*

3.4	Bylaws.*

10.1	Share Exchange Agreement, dated May 30, 2007, by and between between Fit Sum Group Limited, Inc., a British Virgin Islands corporation and Green Dragon Wood Products Co. Limited, a Hong Kong company.*

10.2	Share Exchange Agreement, dated September 26, 2007, by and between Green Dragon Wood Products, Inc., a Florida corporation and Fit Sum Group Limited, a British Virgin Islands company.*

10.3	Banking Facilities Agreement, dated June 8, 2009, by and between Green Dragon Wood Products Co., Limited and Shanghai Commercial Bank Ltd. ***

10.4	Banking Facilities Agreement, dated December 21, 2009, by and between Green Dragon Wood Products Co., Limited and Hongkong and Shanghai Banking Corporation Ltd. ***

10.5	Banking Facilities Agreement, dated December 21, 2009, by and between Green Dragon Wood Products Co., Limited and Hongkong and Shanghai Banking Corporation Ltd. ***

14.1	Code of Ethics.*

21.1	List of Subsidiaries.**

31.1	Certification by Principal Executive, Financial and Accounting Officer pursuant to Sarbanes Oxley Act of 2002 Section 302 (filed herewith).

32.1	Certification by Principal Executive, Financial and Accounting Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906 (filed herewith).

* Incorporated by reference to the exhibit to our registration statement on Form SB-2 filed with the SEC on December 11, 2007.
** Incorporated by reference to the exhibit to our annual report on form 10-K filed with the SEC on August 13, 2009.
*** Previous Filed

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DRAGON WOOD PRODUCTS, INC.

Date: July 15, 2011	By:	/s/ Kwok Leung Lee
Kwok Leung Lee
President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kwok Leung Lee	President and Chairman of the Board (principal executive, financial and accounting officer)	July 15, 2011
Kwok Leung Lee
/s/ Mei Ling Law	Director	July 15, 2011
Mei Ling Law