Form 10-Q/A
period 2010-12-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2011-07-15
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)
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

EXPLANATORY NOTE

Green Dragon Wood Products, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 2 on Form 10-QSB/A (the “Second Amendment”) to its Quarterly Report for the quarterly period ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on February 22, 2011 (the “Original Report”) as amended on May 27, 2011 (the “First Amendment”) in response to certain comments from the Securities and Exchange Commission.

This Second Amendment reflects certain changes to our Controls and Procedures section and certifications contained in the Original Report and the First Amendment for the three and nine months ended December 31, 2010.

This Second Amendment speaks only of the original filing date of the Original Report and the First Amendment and, except for those items discussed above, is unchanged from the Original Report and the First Amendment. This Second Amendment reflects material subsequent events which occurred after the filing of the Original Report and the First Amendment. You should read this Second Amendment together with our other reports that update and supersede the information contained in this Second Amendment.

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

NOTE– 5	ACCOUNTS RECEIVABLE, NET

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

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

☐☐☐	the effect of political, economic, and market conditions and geopolitical events;
☐☐☐	legislative and regulatory changes that affect our business;

☐☐☐	the availability of funds and working capital;
☐☐☐	the actions and initiatives of current and potential competitors;

☐☐☐	investor sentiment; and
☐☐☐	our reputation.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2010 based on the material weaknesses defined below.

●
The Company did not implement proper segregation of duties due to the Company’s small size and only one executive officer. In certain instances, persons responsible to review transactions for validity, completeness and accuracy were also responsible for preparation.

●	Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in the Company’s financial transactions in accordance with US GAAP. Additionally, the Company does not have a formal audit committee, and the Board does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

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

•
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

•
The Board of Directors will be more actively involved in providing additional oversight of the Company’s internal controls, formal review of our financial statements,  and more detailed review of the periodic reports we anticipate filing with the SEC.

•	The Company has initiated efforts to ensure our employees understand the importance of internal controls and compliance with corporate policies and procedures.

•	The Company may retain third party specialists to assist us in the design, implementation and testing of our internal controls as necessary.

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: July 15, 2011	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer )