Form 10-K
period 2011-03-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2011-07-15
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $0.001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes          ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes          ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐  Yes          ☒  No

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
☐  Yes          ☒  No

As of September 30, 2010, 50,000 shares of common stock was held by non-affiliates.  The Company’s securities are qualified for quotation on the Pink Sheets but are unpriced and have not traded.

As of July 14, 2011, there are presently 200,000 shares of common stock, par value $0.001 issued and outstanding.

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

Corporate History

The Company was incorporated under the laws of the State of Florida on September 26, 2007.

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

Our Business

Overview

Since inception, the Company has engaged in the import/export of various species of wood logs and veneers from the United States, West Africa, Southern China and Europe.  As a natural resource, wood is available in many species.  We spend time researching the various species that will best fit the needs of our customers and the availability of the raw wood.  Different woods have different geographical, seasonal, and cutting season variables.  The decisions we make regarding these three differences are crucial to our business.

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

When the product is ready for shipping and payment has been made and arrangements have been made for shipping, title and responsibility for the product transfer to the client.  The client may insure his shipment with the carrier or not.  Green Dragon will take the responsibility if the quality or shortage of  volume become an issue, we will also take the claim to our suppliers.

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

With our limited financial capacity, we are not able to offer a great variety of species of wood products or services such as open credit and  warehouse facilities to make us stand above our competition, however we have chosen to refine and enhance the availability of the number of types of wood logs and veneers that fall within our capability to import/export.  We are currently in the process of developing a unique website portal to facilitate the veneer trading business by building a platform for finding the right product in the right place within a short time.  The portal will at the same time enable suppliers to reach all potential customers effectively to sell to the right customer for a better price.  We are currently in the research and development stage of the development of this portal and do not believe we will be able to commercialize the portal during the fiscal year ended March 31, 2012.

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

For the years ended March 31, 2011 and 2010, our principal customer, which accounted for 56% and 45% of our revenue, respectively, was Rong Ze Wood Company.  Our other major customer, Bo Tao Mu Ye Company, accounted for approximately 17% and 20% of our revenue for the years ended March 31, 2011 and 2010, respectively.

Suppliers

We work with more than 20 different suppliers throughout the world.  We maintain a strong relationship with our suppliers and their trust and willingness to work with us has given us a competitive edge over other companies in our industry trading companies.

For the years ended March 31, 2011 and 2010, our principal supplier, which accounted for 20% and 25% of our purchases, respectively, was Bo Tao Mu Ye Company.

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

The import/export of our wood logs to and from the United States are subject to a number of U.S. laws, including the National Environmental Policy Act (NEPA) and the National Forest Management Act (NFMA). We are most impacted by NFMA.  This act dictates that the forest service can sell timber on national forest land to private entities only under the following conditions:

☐ They can sell timber at no less than its appraised value;
☐ They must advertise all sales unless extraordinary conditions exist or the appraised value is less than $10,000;
☐ They must provide a prospectus with detailed information to prospective buyers;
☐ They must ensure open and fair competition in the bidding process and eliminate collusive bidding practices; and
☐ They must promote orderly harvesting (usually requiring harvesting within a 3-5 year period).

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

 Environmental Regulation

As an import/export company we are not directly subject to any federal, state or local environmental laws and regulations.   The companies that ship us the wood and veneer that we ship to our customers do have a duty to comply with any environmental impact rules and regulations pertaining to the wood products that we import/export.

Employees

As of March 31, 2011, we have 9 regular paid full-time employees.   We currently have no key employees, other than Mr. Lee, our President and Chairman of the Board, and Ms. Law, a Director. Our employees are paid regular salaries for their employment with GDWPCL.   They do not receive stock benefits for their performance. There are no key consulting contracts with any individuals or companies at this time.

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

The wood importing/exporting industry is significantly affected by changes in economic and other conditions, such as:

☐ Geographical availability;
☐ Seasonal availability;
☐ Cutting seasons;
☐ The popularity of a wood species at any a given time; and
☐ Macroeconomic cycles.

These factors can negatively affect the supply of, demand for and pricing of our wood products. We are also subject to a number of factors, many of which are beyond our control, including:

☐ Delays in suppliers’ delivery of the raw materials to us;
☐ Changes in governmental regulations regarding the importing and exporting of our products;
☐ Increases in shipping costs; and
☐ A shortage of raw wood.

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

We currently rely on two customers for approximately 73 percent and 65% of our revenue for the fiscal year ended March 31, 2011 and 2010, respectively.  Any disruption in the relationships between us and these clients would adversely affect our business.  In the event of any disruption and loss of business from one or both of these clients, purchasers of our stock would be at risk to lose most or all of their investment.

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

We, through our subsidiaries GDI or GDWPCL, may review acquisition and strategic investment prospects that we believe would complement the current product offerings of GDWPCL, augment its market coverage or enhance its technical capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we, through our subsidiaries, GDI or GDWPCL, expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect that when we raise funds from investors for any of these purposes we will be either the issuer or the primary obligor. In the event of any future acquisitions, we could:

☐ issue equity securities which would dilute current stockholders’ percentage ownership;
☐ incur substantial debt;
☐ assume contingent liabilities; or
☐ expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if through our subsidiaries GDI or GDWPCL, we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

☐ difficulties in the assimilation of acquired operations, technologies and/or products;
☐ unanticipated costs associated with the acquisition or investment transaction;
☐ the diversion of management’s attention from other business concerns;
☐ adverse effects on existing business relationships with suppliers and customers;
☐ risks associated with entering markets in which GDWPCL has no or limited prior experience;
☐ the potential loss of key employees of acquired organizations; and
☐ substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

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

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

☐ the costs of wood products;
☐ seasonality or effect of natural disasters on the availability of our raw materials;
☐ the relative speed and success with which we can obtain and maintain customers, merchants and vendors for our products;
☐ capital expenditure for equipment;
☐ marketing and promotional activities and other costs;
☐ changes in our pricing policies, suppliers and competitors;
☐ the ability of our suppliers to provide products in a timely manner to their customers;
☐ changes in operating expenses;
☐ increased competition in the import/export markets; and
☐ other general economic and seasonal factors.

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

As of July 14, 2011 there were 200,000 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 75% of our common stock. Mr. Kwok Leung Lee, our President, beneficially owns approximately 60% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Lee’s interests may differ from those of other stockholders. Furthermore, ownership of 75% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock as quoted on the Pink Sheets.

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

Legal remedies, which may be available to the investor, are as follows:

☐ If penny stocks are sold in violation of the investor's rights listed above, or other federal or state securities laws, the investor may be able to cancel his purchase and get his money back.
☐ If the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.
☐ If the investor has signed an arbitration agreement, however, s/he may have to pursue a claim through arbitration.

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

Our principal business location is at Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong.  We own our furniture, computers, ancillary equipment, and office supplies.   We occupy approximately 1,296 square feet under a two-year lease, expiring in February 2013 that costs $27,216 Hong Kong dollars or approximately $3,490 USD per month.  At the present time we do not have a showroom for our customers.

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

On January 26, 2011, the High Court of the Hong Kong Special Administrative Region granted leave to Mr. Yip and CCGL to set the case down for a 7-day trial. However, Mr. Yip and CCGL have not yet set the case down for trial for reasons unknown. GDWPCL will file an additional witness statement and thereafter the case shall be set down for trial.

On June 18, 2011, GDWPCL put forward a sanctioned offer to CCGL and Mr. Yip whereby GDWPCL and Mr. Lee would accept a settlement of approximately $644,000 (equivalent to HK$5,000,000) (inclusive of interest) plus costs of the action and the counterclaim to be taxed if not agreed in full and final settlement of the main action. The due date for CCGL and Mr. Yip to reply will be on July 15, 2011.

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

Market Information

There is no established public trading market for our securities and a regular trading market may not develop or, if developed, may not be sustained. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities. Our securities are currently qualified for quotation on the Pink Sheets under the symbol “GDWP”, but are unpriced and have not traded.

As of June 30, 2011, we had approximately 27 shareholders of record of our common stock, including the shares held in street name by brokerage firms.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended March 31, 2011.

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

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

●	the effect of political, economic, and market conditions and geopolitical events;
●	legislative and regulatory changes that affect our business;
●	the availability of funds and working capital;
●	the actions and initiatives of current and potential competitors;
●	investor sentiment; and
●	our reputation.

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report except to the extent as required by law.

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

Accounts receivableand allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 60 to 180 days from shipment. The Company extends unsecured credit to its customers in the ordinary course of business, based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 180 days and those over a specified amount are reviewed individually for collectibility. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The credit terms of our two major customers are summarized as below:

Major customers	Contractual credit term	Repayment term #

Customer A	60 to 90 days	Accounts receivable are repaid on a regular basis to the Company and the cash receipt is made to Customer B upon the instruction of the Company

Customer B (also a major supplier)	90 to 180 days	Customer B receives the cash settlement from Customer A, and the aggregate receivable will offset against its trade payable

In March 2010, the Company entered into a tri-parties settlement arrangement among Customer A and Customer B. Under such arrangement, Customer A agreed to transfer its accounts receivable balance to Customer B and Customer B agreed to receive such accounts receivable balance from Customer A, on behalf of the Company, to offset against its trade payable due to the Company.

Accounting Standard Codification ("ASC") Topic 605

We recognize revenue in accordance with ASC Topic 605, “Revenue Recognition” when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

The Company's revenue results from sales contracts with direct customers. Revenue from re-sale and trading of wood logs, wood lumber, wood veneer and other wood products is recognized upon shipment to the customer when title and risk of loss are transferred and there are no continuing obligations to the customer. Title and the risks and rewards of ownership transfer to the customer at varying points, which is determined based on shipping terms. The Company's pricing structure is fixed and revenue is recorded net of sales discounts, returns, allowances, customer rebates and other adjustments that are based upon management’s best estimates and historical experience and are provided for in the same period as the related revenues are recorded. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company is a principal in all sales transaction in the provision of wood products to the customers and revenues are reported on a gross basis following the guidance of ASC Topic 605-45, “Principal Agent Consideration”.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations

For the Year Ended March 31, 2011 as Compared to the Year Ended March 31, 2010

The following table summarizes the results of our operations during the years ended March 31, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the year ended March 31, 2011 to the year ended March 31, 2010.

	Year Ended March 31,		Increase /	% increase /
	2011	2010	(Decrease)	(decrease)
Revenue	$20,286,870	12,287,234	7,999,636	65%
Cost of Revenue	18,675,790	11,099,226	7,576,564	68%
Gross Profit	1,611,080	1,188,008	423,072	36%
General and Administrative Expenses	1,170,999	1,011,235	159,764	16%
Total Operating Expenses	1,170,999	1,011,235	159,764	16%
Income from Operations	440,081	176,773	263,308	149%
Other Income / (Expense)	(39,788)	(107,109)	(67,321)	(63)%
Income before Income Tax	400,293	69,664	330,629	475%
Income Tax Expense	68,214	17,098	51,116	299%
Net Income	332,079	52,566	279,513	532

Revenue

Revenue for the fiscal year ended March 31, 2011 was $20,286,870, an increase of $7,999,636 or 65% from $12,287,234 for the comparable period in 2010. This increase was primarily attributable to an increase in overall demand from existing customers and the introduction of new European customers during the year.

Cost of revenue and gross profit

Cost of revenue for the fiscal year ended March 31, 2011 was $18,675,790, an increase of $7,576,564 or 68% from $11,099,226 for the comparable period in 2010. This increase was primarily in line with the increase in overall sales.

Gross profit for the fiscal year ended March 31, 2011 was $1,611,080, an increase of $423,072 or 36% from $1,188,008 for the comparable period in 2010. The increase was primarily attributable to increase in sales to new and existing customers.  The gross profit margin for the fiscal year ended March 31, 2011 decreased to 8% from 10% for the comparable period in 2010. The slight decrease was primarily attributable to the rise of purchase cost.

General and Administrative

General and administrative expenses for the fiscal year ended March 31, 2011 was $1,170,999, an increase of $159,764 or 16% from $1,011,235 for the comparable period in 2010. This increase was primarily attributable to (1) an increase of approximately $78,000 in business traveling expense, (2) an increase of approximately $35,000 in bank charges for using financing facilities, and (3) an increase of approximately $82,000 in salaries and allowances.

Income  before income tax and income tax expense

 Income before income tax for the year ended March 31, 2011 was $440,081, an increase of $263,308 or 149% from $176,773 for the comparable period in 2010. The increase was in line with the overall increase in sales in 2011. For the year ended March 31, 2011, the provision for income tax expense was $68,214, an increase of $51,116 or 299% compared to $17,098 for the comparable year in 2010. The increase was primarily attributable to an overall increase in income before income tax.

Net income

Net income for the fiscal year ended March 31, 2011 was $332,079, an increase of $279,513 or 532% from $52,566 for the comparable period in 2010. This increase was primarily attributable to the overall increase in sales to customers.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the fiscal year ended March 31, 2011 was $100,512 and increased to $289,076 by the end of the year, an increase of $188,564 or 188%. The increase was mainly due to an increase in cash flows from financing activities.

Net cash used in operating activities

Net cash outflow from operating activities for the fiscal year ended March 31, 2011 was $934,494, primarily attributable to the increase in accounts receivable of $943,124, decrease in accrued liabilities and other payables of $754,519 and net off with net income of $332,079, decrease in inventories of $140,533 and increase in accounts payable of $125,093.

Net cash outflow from operating activities for the fiscal year ended March 31, 2010 was $992,333, primarily attributable to the increase in inventories of $213,407, decrease in accounts payable $2,452,819 and net off with net income of $52,566, decrease in accounts receivable of $1,003,424 and increase in accrued liabilities and other payables of $702,281.

Net cash used in investing activities

Net cash used in investing activities for the fiscal year ended March 31, 2011 was $327,014 primarily attributable to the purchase of marketable securities and plant and equipment of $322,583 and $4,431 respectively.

Net cash used in investing activities for the fiscal year ended March 31, 2010 was $11,860 primarily attributable to the purchase of plant and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the fiscal year ended March 31, 2011 was $1,450,704 primarily attributable to the net proceeds from revolving lines of credit of $1,683,752 and net off with repayment of long-term bank borrowings of $154,332 and repayment to a director of $32,370..

Net cash provided by financing activities for the fiscal year ended March 31, 2010 was $1,059,351 primarily attributable to the proceeds from revolving lines of credit and long-term bank borrowings of $442,718 and $773,751, respectively and net off with the change in restricted cash of $340,451..

Non-cash transaction

In March 2010, the Company entered into a tri-parties settlement arrangement among two major customers, Customer A and Party B. Under such arrangement, Customer A agreed to transfer its accounts receivable balance to Party B and Party B agreed to receive such accounts receivable balance from Customer A, on behalf of the Company, to offset against its trade payable due to the Company.

Pursuant to the terms of Tri-parties Settlement Arrangement among Customer A, Party B and us,

1.	Customer A agrees to make the cash payment directly to the designated bank accounts of Party B, per our monthly instruction, and
2.	We and Party B agree to offset the cash proceeds against the accounts payable which we owe to Party B.
3.
In any event if Party B is not reimbursed by Customer A, we are responsible to chase Customer A for the settlement under the legal obligation among the sales contracts. Meanwhile, we are legally liable to repay the accounts payable to Party B under the purchase contract.

Under this arrangement, we can assure the collection from Customer A to meet with the purchase payable due to Party B on a timely basis. We also can reduce the time and costs to handle the fund remittance among Customer A, Party B and ourselves. As we continue to make the purchase orders to Party B, the accounts receivable originally due from Customer A will be gradually eliminated and offset by our future accounts payable due to Party B.

We have developed a prolonged business relationship with Party “B” in the sale and purchase of wood veneer and the related products with a history of 10 years. In the normal course of business, Party B is acting as a “customer” or a “vendor”, who generally sells and buys different types of wood products to and from us in an arm-length basis. These sale and purchases transactions are independent.

We expect to sustain and continue this prolonged business relationship with Party B, because:

●	Party B has a long-term commercial history and experience in sale and procurement of wood products in China.
●	Party B has developed an extensive marketing and sourcing network in China.
●	We have built up a prolonging trust and confidence in doing businesses with each other.

We believe that there is no collectability concern with regard to the accounts receivable balance due from Party B, which will be recoverable by our future purchase orders.

As of March 31, 2011 and 2010, the accounts receivable balance transferred from Customer A to Party B was $8,469,215 and $5,963,515, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of March 31, 2011
	Customer A	Party B

Accounts receivable	$9,488,528	$2,820,304
Accounts payable	-	(6,400,919)
	9,488,528	(3,580,615)
Add (less): Transfer of accounts receivable from Customer A to Party B	(8,469,215)	8,469,215

Accounts receivable	$1,019,313	$4,888,600

	As of March 31, 2010
	Customer A	Party B

Accounts receivable	$5,963,515	$-
Accounts payable	-	(2,445,939)
	5,963,515	(2,445,939)
Add (less): Transfer of accounts receivable from Customer A to Party B	(5,963,515)	5,963,515

Accounts receivable	$-	$3,517,576

As of March 31, 2011 and 2010, the aging analysis of Party B is as follow:

	As of March 31,
	2011	2010

0 – 90 days	$1,302,674	$3,517,576
91 – 180 days	1,756,474	-
181 – 270 days	1,343,477	-
271 – 360 days	485,975	-
Over 360 days	-	-
Total	$4,888,600	$3,517,576

We have also received cash settlement of approximately $100,000 and recognized purchases of approximately $770,000 due to Party B during the subsequent period from April through June 2011.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,687,274 as of March 31, 2011.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of March 31, 2011, but from time to time, we may identify new expansion opportunities for which there will be a need for the use of cash.

Capital Resources

As of March 31, 2011, the Company has a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $345,309, a revolving line of credit with the Hongkong and Shanghai Banking Corporation Limited with an outstanding balance of $2,001,391, and a trade financing payable to Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited in an aggregate amount of $1,454,367. If we are to acquire another business or further expand our operations, we will need additional capital.

Bank Credit Facilities

The credit facility with Shanghai Commercial Bank Limited provides the available limit of $449,369, which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, the director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.25% and 5.25% per annum for the years ended March 31, 2011 and 2010, payable monthly.

The credit facility with the Hongkong and Shanghai Banking Corporation Limited provides the available limit of $1,797,476, which bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 2% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, the director of the Company. The Company also is required to maintain a minimum cash deposit of approximately $385,173 or its equivalent in other foreign currencies  and to pledge the marketable securities (see note 3) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 2.21% per annum for the year ended March 31, 2011, payable monthly.

The Company also received an installment loan of $770,347 from the Hongkong Shanghai Banking Corporation Limited for the working capital purpose. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of $12,839 each and will mature on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, the director of the Company. As of March 31, 2011, the outstanding long-term bank borrowings was $616,277

As of March 31, 2011 and 2010, Mr. Lee, our President and Chairman, had advanced a total of $150,212 and $183,091, respectively to the Company as temporary advance.. The amount owed bears no interest and has no fixed repayment term.

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

As of March 31, 2011 and 2010, the outstanding balance was $1,454,367 and $1,320,562 along with accrued interest and commission charge in the amount of $35,123 and $93,085, respectively.

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

Our accounts receivable represent approximately 31% of our revenue.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under ASC Topic 450-20, “Contingencies–Loss Contingencies”. Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations, cash flows, or disclosures.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method). However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC Topic 350-20-35-30, “ Intangibles – Goodwill and Other – Subsequent Measurement” ), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded. ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended March 31, 2011 and 2010, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

GREEN DRAGON WOOD PRODUCTS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F 2

Consolidated Balance Sheets	F 3

Consolidated Statements of Operations And Comprehensive Income	F 4

Consolidated Statements of Cash Flows	F 5

Consolidated Statements of Changes in Stockholders’ Equity	F 6

Notes to Consolidated Financial Statements	F 7 - F 21

F 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Green Dragon Wood Products, Inc.

We have audited the accompanying consolidated balance sheets of Green Dragon Wood Products, Inc. and its subsidiaries (“the Company”) as of March 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the years ended March 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010 and the results of operations and cash flows for the years then ended and in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited
HKCMCPA Company Limited
(Formerly ZYCPA Company Limited)
Certified Public Accountants

Hong Kong, China
July 14, 2011

F 2

GREEN DRAGON WOOD PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$289,076	$100,512
Restricted cash	650,103	605,703
Marketable securities	323,378	-
Accounts receivable, net	6,236,643	5,354,998
Inventories	72,175	213,125
Income tax recoverable	-	15,175
Prepayments, deposits and other receivables	626,537	754,134

Total current assets	8,197,912	7,043,647

Non-current assets:
Plant and equipment, net	14,183	18,495

TOTAL ASSETS	$8,212,095	$7,062,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,046,982	$924,953
Revolving lines of credit	3,801,067	2,126,740
Current portion of long-term bank borrowings	154,069	154,546
Amount due to a director	150,212	183,091
Income tax payable	63,323	-
Accrued liabilities and other payables	294,985	1,142,350

Total current liabilities	5,510,638	4,531,680

Long-term liabilities
Long-term bank borrowings	462,208	618,182

Total liabilities	5,972,846	5,149,862

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no share issued and outstanding	$-	$-
Common stock, $0.001 par value; 450,000,000 shares authorized; 200,000 shares issued and outstanding respectively	200	200
Additional paid-in capital	644,300	644,300
Accumulated other comprehensive loss	(28,707)	(23,597)
Retained earnings	1,623,456	1,291,377

Total stockholders’ equity	2,239,249	1,912,280

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,212,095	$7,062,142

See accompanying notes to consolidated financial statements.

F 3

GREEN DRAGON WOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended March 31,
	2011	2010

Revenues, net	$20,286,870	$12,287,234

Cost of revenue	(18,675,790)	(11,099,226)

Gross profit	1,611,080	1,188,008

Operating expenses:
General and administrative	(1,170,999)	1,011,235

Total operating expenses	(1,170,999)	1,011,235

INCOME FROM OPERATIONS	440,081	176,773

Other income (expense):
Foreign exchange loss, net	(12,952)	(11,339)
Interest income	515	423
Interest expense	(131,752)	(169,054)
Other income	104,401	72,861

INCOME BEFORE INCOME TAXES	400,293	69,664

Income tax expense	(68,214)	(17,098)

NET INCOME	$332,079	$52,566

Other comprehensive income:
- Unrealized holding gain on marketable securities	1,345	-
- Foreign currency translation loss	(6,455)	(3,474)

COMPREHENSIVE INCOME	$326,969	$49,092

Net income per share – Basic and diluted	$1.66	$0.26

Weighted average common share outstanding – Basic and diluted	200,000	200,000

See accompanying notes to consolidated financial statements.

F 4

GREEN DRAGON WOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$332,079	$52,566
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	8,693	7,973
Impairment loss on website development costs	-	38,688
Allowance for doubtful accounts	13,733	-
Write-off of uncollectible accounts receivable	29,712	-
Changes in operating assets and liabilities:
Accounts receivable	(943,124)	1,003,424
Inventories	140,533	(213,407)
Prepayments, deposits and other receivables	34,721	(71,069)
Accounts payable	125,093	(2,452,819)
Income tax payable	78,585	(59,970)
Accrued liabilities and other payables	(754,519)	702,281
Net cash used in operating activities	(934,494)	(992,333)

Cash flows from investing activities:
Purchase of plant and equipment	(4,431)	(11,860)
Purchase of marketable securities	(322,583)	-
Net cash used in investing activities	(327,014)	(11,860)

Cash flows from financing activities:
Change in restricted cash	(46,346)	(340,451)
(Repayment to) advances from a director	(32,370)	183,333
Net proceeds from revolving lines of credit	1,683,752	442,718
(Repayment of) proceeds from long-term bank borrowings	(154,332)	773,751
Net cash provided by financing activities	1,450,704	1,059,351

Effect of exchange rate changes on cash and cash equivalents	(632)	(157)

NET CHANGE IN CASH AND CASH EQUIVALENTS	188,564	55,001

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	100,512	45,511

CASH AND CASH EQUIVALENTS, END OF YEAR	$289,076	$100,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,490	$108,002
Cash paid for interest	$131,752	$169,054

See accompanying notes to consolidated financial statements.

F 5

GREEN DRAGON WOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock
	No. of share	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity

As of April 1, 2009	200,000	$200	$644,300	$(20,123)	$1,238,811	$1,863,188

Net income for the year	-	-	-	-	52,566	52,566

Foreign currency translation adjustment	-	-	-	(3,474)	-	(3,474)

As of March 31, 2010	200,000	$200	$644,300	$(23,597)	$1,291,377	$1,912,280

Net income for the year	-	-	-	-	332,079	332,079

Unrealized gain on marketable securities	-	-	-	1,345	-	1,345

Foreign currency translation adjustment	-	-	-	(6,455)	-	(6,455)

As of March 31, 2011	200,000	$200	$644,300	$(28,707)	$1,623,456	$2,239,249

See accompanying notes to consolidated financial statements.

F 6

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
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

Description of its subsidiaries:

	Company name	Place/date of incorporation	Particulars of issued share capital	Principal activities	Effective interest held

1.	Green Dragon Industrial Inc. (“GDI”)	British Virgin Islands (“BVI”), May 30, 2007	37,500 issued shares of common stock of US$1 each	Investment holding	100%

2.	Green Dragon Wood Products Co., Limited (“GDWPCL”)	Hong Kong, March 14, 2000	5,000,000 issued shares of ordinary shares of HK$1 each	Re-sale and trading of wood logs, wood lumber, wood veneer and other wood products	100%

GDWP and its subsidiaries are hereinafter referred to as the “Company”.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Basis of consolidation

The consolidated financial statements include the accounts of GDWP and its subsidiaries. All inter-company balances and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

F 7

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
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

As of March 31, 2011 and 2010, the Company maintained minimum cash balances of $650,103 and $605,703 in a pledged deposit account as collateral for the revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

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

Expected useful life
Computer equipment	3-5 years
Office equipment	5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

F 8

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the years presented.

●	Revenue recognition

In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

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

Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $544,591 and $256,559 for the years ended March 31, 2011 and 2010, respectively, which are recorded in cost of revenue.

●	Advertising cost

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred $4,617 and $0 advertising expenses during the years ended March 31, 2011 and 2010.

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

F 9

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Income taxes

The provision for income taxes is determined in accordance with ASC Topic 740, “ Income Taxes ” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the years ended March 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common share outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common share that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiary in Hong Kong maintains its books and record in its local currency, Hong Kong Dollar (“HK$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholders’ equity.

F 10

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective year:

	2011	2010
Year-end HK$: US$1 exchange rate	7.7887	7.7647
Annual average HK$: US$1 exchange rate	7.7754	7.7544

●	Related parties

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

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive income as and when the related employee service is provided.

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the years ended March 31, 2011 and 2010, the Company operates one reportable business segment in Hong Kong.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding revolving lines of credit and long-term bank borrowings): cash, accounts receivable, prepayments, deposits and other receivables, accounts payable, amount due to a director, income tax payable, accrued liabilities and other payable approximate at their fair values because of the short-term nature of these financial instruments. The fair value of the marketable securities is based on quoted prices in active exchange-traded or over-the-counter markets.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its revolving lines of credit and long-term bank borrowing approximate the carrying amount.

F 11

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

–	Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

–	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

–
Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under ASC Topic 450-20, “Contingencies–Loss Contingencies”. Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations, cash flows, or disclosures.

F 12

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method). However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC Topic 350-20-35-30, “ Intangibles – Goodwill and Other – Subsequent Measurement” ), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded. ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial position or results of operations.

3.	MARKETABLE SECURITIES

	As of March 31,
	2011	2010
Investment in unit trusts fund
At original cost	$322,033	$-
Add: unrealized holding gain	1,345	-
Fair value	$323,378	$-

Marketable securities consist of investments in unit trust fund of Franklin Templeton Global Total Return Fund. Such mutual fund investments are stated at fair market value and are classified as available-for-sale, with the corresponding unrealized holding gains or losses, recorded as a separate component of other comprehensive income within stockholders’ equity. The fair value of marketable security is determined based on quoted market prices at the balance sheet date. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. These marketable securities were pledged as collateral against the revolving line of credit with the Hongkong and Shanghai Banking Corporation Limited.

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

	As of March 31,
	2011	2010

Accounts receivable, trade	$6,250,353	$5,470,297
Less: allowance for doubtful accounts	(13,710)	(115,299)
Accounts receivable, net	$6,236,643	$5,354,998

F 13

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the year ended March 31, 2011, the Company provided an allowance for doubtful accounts of $13,733 and wrote-off uncollectible accounts of $29,712.

Up to the date of report, the Company has subsequently recovered from approximately 62% of accounts receivable as of March 31, 2011.

5.	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	As of March 31,
	2011	2010

Rental and utilities deposits	$50,346	$51,148
Purchase deposits to vendors	570,281	662,935
Other receivables	5,910	40,051
	$626,537	$754,134

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

6.	REVOLVING LINES OF CREDIT

(a)         Financial institutions in Hong Kong, secured

	As of March 31,
	2011	2010
Payable to financial institutions in Hong Kong:
Shanghai Commercial Bank Limited	$345,309	$351,471
The Hongkong and Shanghai Banking Corporation Limited	2,001,391	454,707

	2,346,700	806,178
Payable to Tai Wah Timber Factory Limited and Glory Idea Investment Limited	1,454,367	1,320,562

	$3,801,067	$2,126,740

F 14

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The credit facility with Shanghai Commercial Bank Limited provides the available limit of $449,369, which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, the director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.25% and 5.25% per annum for the years ended March 31, 2011 and 2010, payable monthly.

The credit facility with the Hongkong and Shanghai Banking Corporation Limited provides the available limit of $1,797,476, which bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 2% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, the director of the Company. The Company also is required to maintain a minimum cash deposit of approximately $385,173 or its equivalent in other foreign currencies  and to pledge the marketable securities (see note 3) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 2.21% per annum for the year ended March 31, 2011, payable monthly.

The financing arrangement with Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited provides the borrowings for trade payable financing with the maturities of 2 to 3 months, which is charged with a commission fee of 5% on each amount drawn from the line, payable monthly. An additional interest will be charged on overdue balance, if any.

7.	AMOUNT DUE TO A DIRECTOR

As of March 31, 2011 and 2010, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment.

8.	LONG-TERM BANK BORROWINGS

The Company received an installment loan of $770,347 from the Hongkong Shanghai Banking Corporation Limited for the working capital purpose. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of $12,839 each and will mature on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, the director of the Company.

Maturities of long-term bank borrowings for each of the four years following March 31, 2011 are as follows:

F 15

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Year ending March 31:
2012	$154,069
2013	154,069
2014	154,069
2015	154,070

Total:	$616,277

9.	INCOME TAXES

For the years ended March 31, 2011 and 2010, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Years ended March 31,
	2011	2010
Tax jurisdictions from:
– Local	$-	$-
– Foreign	400,293	69,664
Income before income taxes	$400,293	$69,664

Provision for income taxes consisted of the following:

	Years ended March 31,
	2011	2010
Current:
– Local	$-	$-
– Foreign	68,214	17,098

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$68,214	$17,098

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America, BVI and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the years ended March 31, 2011 and 2010, the Company incurred no operation in the United States of America.

F 16

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the years ended March 31, 2011 and 2010, GDI incurred no operation in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the years ended March 31, 2011 and 2010 are as follows:

	Years ended March 31,
	2011	2010

Income before income taxes	$400,293	$69,664
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory tax rate	66,048	11,495

Tax effect of non-taxable income	-	70
Tax effect of non-deductible expenses	1,434	7,698
Tax effect of tax allowances	(775)	(2,165)
Tax adjustments	1,507	-
Income tax expense	$68,214	$17,098

On December 28, 2010, the Inland Revenue Department of Hong Kong (“HKIRD”) finalized the Company’s tax assessment for tax years 2001 to 2006 with an additional tax charge of $2,490 (equivalent to HK$19,363). The Company accepted the final tax assessment and made the tax payment in December 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of March 31, 2011 and 2010, no deferred tax assets or liabilities have been recognized.

10.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the common share outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income per share. The following table sets forth the computation of basic and diluted net income per share for the years ended March 31, 2011 and 2010:

F 17

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended March 31,
	2011	2010

Net income attributable to common stockholders	$332,079	$52,566

Weighted average common shares outstanding	200,000	200,000

Basic and diluted net income per share	$1.66	$0.26

There were no dilutive financial instruments for the years ended March 31, 2011 and 2010.

11.	PENSION PLAN

The Company’s subsidiary participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of approximately $257 (equivalent to HK$20,000). The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan. The assets of the schemes are controlled by trustees and held separately from those of the Company. The total contributions made for MPF Scheme were $9,445 and $9,200 for the years ended March 31, 2011 and 2010, respectively.

12.	SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Years ended March 31,
	2011	2010
Revenue, net:
- Hong Kong	$196,952	$134,615
- The PRC	14,891,909	8,515,061
- Europe	727,422	1,134,579
- Others	4,470,587	2,502,979

	$20,286,870	$12,287,234

All of the Company’s long-lived assets are located in Hong Kong.

F 18

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

13.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the years ended March 31, 2011 and 2011, the customer who accounts for 10% or more of the Company's revenues and its outstanding balance at year-end date, are presented as follows:

	Year ended March 31, 2011		March 31, 2011
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$11,347,240	56%	$1,019,313
Customer B	3,451,304	17%	4,888,600
Total:	$14,798,544	73%	$5,907,913

	Year ended March 31, 2010		March 31, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$5,529,242	45%	$-
Customer B	2,474,067	20%	3,517,576
Total:	$8,003,309	65%	$3,517,576

(b)         Major vendors

For the year ended March 31, 2011, one single vendor (customer B) represented more than 10% of the Company’s purchases. This vendor accounted for 20% of the Company’s purchases amounting to $3,627,432 with $0 outstanding accounts payable as of March 31, 2011.

For the year ended March 31, 2010, one single vendor (customer B) represented more than 10% of the Company’s purchases. This vendor accounted for 25% of the Company’s purchases amounting to $2,729,839 with $0 outstanding accounts payable as of March 31, 2010.

(c)         Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

F 19

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(d)         Interest rate risk
As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2011 and 2010, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 6 and 8.

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

(a)         Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2013. Total rent expenses for the years ended March 31, 2011 and 2010 was $104,871 and $116,286, respectively.

As of March 31, 2011, the Company has the future minimum rental payments under various non-cancelable operating leases in the next two years, as follows:

Year ending March 31:
2012	$113,583
2013	64,827
Total:	$178,410

(b)         Legal proceedings

On February 12, 2009, a claim was filed by Chi Yim Yip, Roger (“Mr. Yip”) and Characters Capital Group Limited (“CCGL”) against Mr. Kwok Leung Lee (“Mr. Lee”), a director of the Company, and GDWPCL alleging (i) breach of contract by GDWP concerning the engagement of CCGL to assist GDWPCL in securing GDWP’s listing on the OTC Bulletin Board and (ii) defamation by Mr. Lee related to the contract dispute. Damages being sought include $31,287 in liquidated damages from GDWPCL, aggravated/exemplary damages and injunction from further defamation. The claim was filed with the High Court of the Hong Kong Special Administrative Region, Court of First Instance.

F 20

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

On April 9, 2009, Mr. Lee and GDWPCL filed a Defense and Counterclaim. GDWPCL asserted a breach of contract claim against CCGL, alleging that CCGL failed to fulfill its obligations pursuant to the CCGL agreement to effect the listing of GDWP through a reverse merger by the use of a company that was listed on the Pink Sheets. Mr. Lee additionally asserted a breach of contract claim against Mr.Yip for the Stock Purchase Agreement dated March 31, 2007, for failing to deliver a shell company, Tabatha V, Inc., that was listed on the Pink Sheets, which, pursuant to the Stock Purchase Agreement, was to be purchased by Mr. Lee. Both Mr. Lee and GDWPCL also claimed damages for fraudulent misrepresentation related to the failure to deliver the Pink Sheet shell company. On May 22, 2009, Mr.Yip and CCGL replied to the counterclaim.

On January 26, 2011, the High Court of the Hong Kong Special Administrative Region granted leave to Mr. Yip and CCGL to set the case down for a 7-day trial. However, Mr. Yip and CCGL have not yet set the case down for trial for reasons unknown. GDWPCL will file an additional witness statement and thereafter the case shall be set down for trial.

On June 18, 2011, GDWPCL through its local attorney to put forward a sanctioned offer to CCGL and Mr. Yip that GDWPCL and Mr. Lee would accept a payment of approximately $644,000 (equivalent to HK$5,000,000) (inclusive of interest) plus costs of the action and the counterclaim to be taxed if not agreed in full and final settlement of the main action. The due date for CCGL and Mr. Yip to reply will be on July 15, 2011.

The Company is currently unable to assess the likelihood of a favorable or unfavorable outcome for this litigation.

15.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2011 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

F 21

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2011 based on the material weaknesses defined below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,

●
provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of March 31, 2011 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2011.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2011:

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

 This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are neither “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title

Kwok Leung Lee	43	President, Secretary, Treasurer, and Chairman of the Board

Mei Ling Law	65	Director

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

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

☐	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
☐	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

☐
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

☐
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

The board held one meeting during the fiscal year of 2011.  These meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board during the year. Our non-management directors did not meet in executive session during the fiscal year of 2011.

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

Audit Committee Financial Expert

The Company’s does not have an audit committee financial expert since Company’s board of directors currently acts as the audit committee and the board of directors currently consists of only two directors one of which is the Company’s sole officer. While the Company believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting the Company is currently engaged in a search to identify a qualified individual who will meet the definition of “audit committee financial expert as that term is defined by Item 407(d)(5) of Regulation S-K.

Audit Committee

We have not yet appointed an audit committee, and our Board of Directors currently acts as our audit committee. The Company intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during its 2012fiscal year.

Code of Ethics

We have adopted a code of ethics as of August 31, 2007 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and will be posted on our website once our site is operational.  A copy of the Company’s code of ethics are available to any person without charge upon written request to the Company at Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong, Attn: President.

Board Leadership and Risk Oversight

Our President also serves as Chairman of the Board. The Board believes that the Company’s President is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having one person serve as both Chairman and President eliminates potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

☐	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

☐	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

☐	reviewing annually the independence and quality control procedures of the independent auditors;

☐	reviewing, approving, and overseeing risks arising from proposed related party transactions;

☐	discussing the annual audited financial statements with the management;

☐
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

☐
monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Nominating Procedures

During the fiscal year ended March 31, 2011 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended March 31, 2011, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our President, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years March 31, 2011 and 2010.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Kwok Leung Lee, (1) President and Director
	2011	63,534	-0-	-0-	-0-	-0-	-0-	72,277	(2)	135,575
	2010	63, 706	-0-	-0-	-0-	-0-	-0-	88,208	(2)	151,914

(1) There is no employment contract with Mr. Kwok Leung Lee at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(2) All other compensation represented provisions for the cost of living quarters provided by the Company.

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

Compensation of Directors

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2011 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Mei Ling Law	$15,047	$0	$15,047

Outstanding Equity Awards at Fiscal Year-End

None.

Pension and Retirement Plans

The Company’s subsidiary participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of approximately $2,572 (equivalent to HK$20,000). The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan. The assets of the schemes are controlled by trustees and held separately from those of the Company. The total contributions made for MPF Scheme were $9,445 and $9,200 for the years ended March 31, 2011 and 2010, respectively.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our President and (iv) all executive officers and directors as a group as of July 14, 2011.

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

In determining the percent of common stock owned by a person or entity on July 14, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on July 14, 2011 (200,000 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(2)	Mei Ling Law, a director, is the mother of our President and Chairman of the Board, Kwok Leung Lee.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

To the best of our knowledge there are no transactions in our fiscal year ended March 31, 2011 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

The credit facility with Shanghai Commercial Bank Limited provides the available limit of $449,369, which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Kwok Leung Lee, our President and Chairman. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

The credit facility with the Hongkong and Shanghai Banking Corporation Limited provides the available limit of $1,797,476, which bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 2% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, our President and Chairman. The Company also is required to maintain a minimum cash deposit of approximately $385,173 or its equivalent in other foreign currencies  and to pledge the marketable securities as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

The Company received an installment loan of $770,347 from the Hongkong Shanghai Banking Corporation Limited for the working capital purpose. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of $12,839 each and will mature on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, our President and Chairman.

As of the year ended March 31, 2011, Mr. Lee, our President and Chairman, loaned a total of $150,212 to the Company as short term financing.  The amount owned bears no interest and has no fixed repayment term.

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

Audit Fee

The Company incurred, in the aggregate, approximately $70,000 and $55,000 for professional services rendered by its independent registered public accounting firm for the audit of the Company’s annual financial statements for the years ended March 31, 2011 and 2010, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during these fiscal years.

Audit-Related Fees

The Company did not incur any fees from its independent registered public accounting firm for audit-related services during the years ended March 31, 2011 and 2010.

Tax Fees

The Company did not incur any fees from its independent registered public accounting firm for tax compliance or tax consulting services during the years ended March 31, 2011 and 2010.

All Other Fees

The Company did not incur any fees from its independent registered public accounting firm for services rendered to Green Dragon, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal years ended March 31, 2011 and 2010.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation – Hong Kong.(1)

3.2	Articles of Incorporation – British Virgin Islands. (1)

3.3	Articles of Incorporation – Florida. (1)

3.4	Bylaws. (1)

10.1
Share Exchange Agreement, dated May 30, 2007, by and between between Fit Sum Group Limited, Inc., a British Virgin Islands corporation and Green Dragon Wood Products Co. Limited, a Hong Kong company. (1)

10.2	Share Exchange Agreement, dated September 26, 2007, by and between Green Dragon Wood Products, Inc., a Florida corporation and Fit Sum Group Limited, a British Virgin Islands company. (1)

10.3	Banking Facilities Agreement, dated June 8, 2009, by and between Green Dragon Wood Products Co., Limited and Shanghai Commercial Bank Ltd. (2).

10.4	Banking Facilities Agreement, dated December 21, 2009, by and between Green Dragon Wood Products Co., Limited and Hongkong and Shanghai Banking Corporation Ltd. (2).

10.5	Banking Facilities Agreement, dated December 21, 2009, by and between Green Dragon Wood Products Co., Limited and Hongkong and Shanghai Banking Corporation Ltd. (2).

10.6	Banking Facilitus Agreement, dated August 23, 2011, by and between Green Dragon Wood Products, Inc. and Tai Wah Timber Factory Limited (filed herewith).

14.1	Code of Ethics.(1)

21.1	List of Subsidiaries(filed herewith)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

(1) Incorporated by reference to the exhibit to our registration statement on Form SB-2 filed with the SEC on December 11, 2007.
(2) Incorporated by reference to the exhibit to our annual report on form 10-K filed with the SEC on July 14, 2010.

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