Form 10-Q
period 2011-06-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2011-08-24
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑    No   

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes □  No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. 	Accelerated filer. 
Non-accelerated filer. (Do not check if a smaller reporting company)	Smaller reporting company. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      No   ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of August 23, 2011:  200,000

PART I – FINANCIAL INFORMATION

Green Dragon Wood Products, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2011
(Expressed in United States Dollars)

	June 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$4,828	$289,076
Restricted cash	650,729	650,103
Marketable securities	332,125	323,378
Accounts receivable, net	6,130,524	6,236,643
Inventories	63,634	72,175
Prepayments, deposits and other receivables	1,063,650	626,537
TOTAL CURRENT ASSETS	8,245,490	8,197,912

Non-current assets:
Plant and equipment, net	12,211	14,183

TOTAL ASSETS	$8,257,701	$8,212,095

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving lines of credit	$3,606,294	$3,801,067
Current portion of long-term bank loan	154,212	154,069
Accounts payable, trade	1,314,837	1,046,982
Accrued liabilities and other payables	233,059	294,985
Income tax payable	55,524	63,323
Amount due to a director	196,667	150,212
TOTAL CURRENT LIABILITIES	5,560,593	5,510,638

NON-CURRENT LIABILITIES
Long-term bank loan	424,083	462,208
TOTAL NON-CURRENT LIABILITIES	424,083	462,208

TOTAL LIABILITIES	5,984,676	5,972,846

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value;
50,000,000 preferred shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value;
450,000,000 shares authorized;
200,000 shares issued and outstanding, respectively	200	200
Additional paid-in capital	644,300	644,300
Retained earnings	1,646,734	1,623,456
Accumulated other comprehensive loss	(18,209)	(28,707)
TOTAL STOCKHOLDERS' EQUITY	2,273,025	2,239,249

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,257,701	$8,212,095

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Expressed in United States Dollars)
(Unaudited)

	Three months ended June 30,
	2011	2010

Revenues, net	$4,486,569	$4,703,976

Cost of revenue	(4,111,315)	(4,354,217)

Gross profit	375,254	349,759

General and administrative expenses	212,880	247,552

Total operating expenses	212,880	247,552

INCOME FROM OPERATIONS	162,374	102,207

Other income (expense):
Foreign exchange gain (loss), net	(102,715)	123,888
Interest income	120	121
Interest expense	(31,573)	(46,641)
Other income	-	36,572

INCOME BEFORE INCOME TAXES	28,206	216,147

Income tax expense	(4,928)	(35,785)

NET INCOME	23,278	180,362

Other comprehensive income (loss):
- Unrealized holding gain (loss) on available-for-sales securities	8,455	(10,280)
- Foreign currency translation adjustment	2,043	(5,036)

COMPREHENSIVE INCOME	$33,776	$165,046

Net income per share - Basic and diluted	$0.12	$0.90

Weighted average common shares outstanding
during the period - Basic and diluted	200,000	200,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE  THREE MONTHS ENDED JUNE 30, 2011
(Expressed in United States Dollars)
(Unaudited)

	Common stock		Additional paid	Retained	Accumulated other	Total stockholders’
	Shares	Amount	in capital	earnings	comprehensive loss	equity

Balance as of April 1, 2011	200,000	$200	$644,300	$1,623,456	$(28,707)	$2,239,249

Net income for the period	-	-	-	23,278	-	23,278

Unrealized gain on available-for-sales securities	-	-	-	-	8,455	8,455

Foreign currency translation adjustment	-	-	-	-	2,043	2,043

Balance as of June 30, 2011	200,000	$200	$644,300	$1,646,734	$(18,209)	$2,273,025

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Cash Flows
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Expressed in United States Dollars)
(Unaudited)

	Three months ended June 30,
	2011	2010
Cash flow from operating activities:
Net income	$23,278	$180,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,972	1,950
Changes in operating assets and liabilities:
Accounts receivable	106,119	100,661
Inventories	8,541	151,903
Prepayments, deposits and other receivables	(437,113)	(23,341)
Accounts payable, trade	267,855	(170,677)
Accrued liabilities and other payables	(61,926)	(494,175)
Income tax payable	(7,799)	35,785
Amount due to a director	-	(110,551)
Net cash used in operating activities	(99,073)	(328,083)

Cash flows from investing activities:
Purchase of plant and equipment	-	(339,389)
Net cash used in investing activities	-	(339,389)

Cash flows from financing activities :
(Repayment of) proceeds from revolving lines of credit- net	(194,773)	361,811
Change in restricted cash	(626)	339,360
Repayment of long-term bank loan	(37,982)	(38,564)
Advances from a director	46,455	-
Net cash (used in) provided by financing activities	(186,926)	662,607

Effect of exchange rate changes on cash and cash equivalents	1,751	(256)

Net change in cash and cash equivalents	(284,248)	(5,121)
Cash and cash equivalents, beginning of period	289,076	100,512
Cash and cash equivalents, end of period	$4,828	$95,391

Supplemental disclosure of cash flow information:
Interest paid	$86,093	$19,953
Income tax paid	$12,793	$-

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 and 2010
(Expressed in United States Dollars)
(Unaudited)

NOTE – 1                      BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of March 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2012 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2011.

NOTE –2                      ORGANIZATION AND BUSINESS BACKGROUND

Green Dragon Wood Products, Inc. (the “Company” or “GDWP”) was incorporated under the laws of the State of Florida on September 26, 2007.

The Company, through its subsidiaries, mainly engages in re-sale and trading of wood logs, wood lumber, wood veneer and other wood products in Hong Kong.

Details of the Company’s subsidiaries

	Company name	Place/date of incorporation	Particulars of issued share capital	Principal activities	Effective interest held

1	Green Dragon Industrial Inc. (“GDI”)	British Virgin Islands, May 30, 2007	37,500 issued shares of common stock of US$1 each	Holds 100% equity interest in GDWPCL	100%

2	Green Dragon Wood Products Company Limited (“GDWPCL”)	Hong Kong, March 14, 2000	5,000,000 issued shares of ordinary shares of HK$1 each	Re-sale and trading of wood logs, wood lumber, wood veneer and other wood products	100%

GDWP and its subsidiaries are hereinafter referred to as the “Company”.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 and 2010
(Expressed in United States Dollars)
(Unaudited)

NOTE – 3                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Basis of consolidation

The condensed consolidated financial statements include the financial statements of GDWP and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Restricted cash

As of June 30, 2011 and March 31, 2011, the Company maintained minimum cash balances of $650,729 and $650,103 in pledged deposit accounts as collateral for the revolving lines of credit and long-term bank loan provided by financial institutions in Hong Kong.

•	Accounts receivable and allowance for doubtful accounts

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 and 2010
(Expressed in United States Dollars)
(Unaudited)

•	Inventories

Inventories mainly include wood veneers for re-sale and are stated at lower of cost or market value using the weighted average method.

•	Marketable securities

The Company classifies marketable securities as “available-for-sale”, which are stated at fair value, with the unrealized gains and losses, reported in accumulated other comprehensive income. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures”.

•	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Computer equipment	3-5 years
Office equipment	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended June 30, 2011 and 2010 was $1,972 and $1,950, respectively.

•	Impairment of long-lived assets

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented. There has been no impairment as of June 30, 2011.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 and 2010
(Expressed in United States Dollars)
(Unaudited)

•	Revenue recognition

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

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

•	Cost of revenue

Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to customers, purchase returns and sales commissions. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $29,330 and $11,669 for the three months ended June 30, 2011 and 2010, respectively, which are recorded in cost of revenue.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income (loss), as presented in the accompanying condensed consolidated balance sheets and statements of stockholders’ equity, consists of unrealized gains and losses on  available-for-sale securities and foreign currency translation adjustments. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Income taxes

The provision for income taxes is determined in accordance with ASC Topic 740, “Income Taxes ” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 and 2010
(Expressed in United States Dollars)
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

For the three months ended June 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Net income per share

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

•	Foreign currencies translation

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

The reporting currency of the Company is the United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. GDWPCL, the Company’s operating subsidiary in Hong Kong, maintains its books and records in its local currency, the Hong Kong Dollar (“HK$”), which is GDWPCL’s functional currency since it is the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of the Company’s subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statements”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within stockholders’ equity.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 and 2010
(Expressed in United States Dollars)
(Unaudited)

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the three months ended June 30, 2011 and 2010:

	June 30,	June 30,
	2011	2010
Period-end HK$: US$1 exchange rate	7.7813	7.7850
Period average HK$: US$1 exchange rate	7.7748	7.7790

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three months ended June 30, 2011 and 2010 , the Company operates one reportable business segment in Hong Kong.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding revolving lines of credit and long-term bank loan), which include cash, restricted cash, accounts receivable, amount due from a director, prepayments, deposits and other receivables, accounts payable, accrued liabilities and other payables, and income tax payable approximate their fair values because of the short-term nature of these financial instruments. The fair value of the marketable securities is based on quoted prices in active exchange-traded or over-the-counter markets.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its revolving lines of credit and long-term bank loan approximate their carrying amounts.

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

➢	Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

➢	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

➢
Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 and 2010
(Expressed in United States Dollars)
(Unaudited)

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

•	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy, may influence the Company’s business, financial condition, and results of operations.

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

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement”. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 and 2010
(Expressed in United States Dollars)
(Unaudited)

NOTE - 4                      MARKETABLE SECURITIES

Marketable securities consist of:
	June 30,	March 31
	2011	2011
	(Unaudited)	(Audited)
13,127.21 shares, Franklin Templeton Global Total Return Fund (A-EUR):
At original cost	$322,003	$322,003
Add: unrealized holding gain	9,800	1,345
Add: foreign currency translation adjustment	292	-
Fair value	$332,125	$323,378

The above marketable securities are stated at fair market value and are classified as available-for-sale, with the corresponding unrealized holding gains or losses, recorded as a separate component of other comprehensive income within stockholders’ equity. The fair value of the marketable securities is determined based on quoted market prices at the balance sheet date. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. These marketable securities are pledged as collateral against the revolving line of credit with the Hongkong and Shanghai Banking Corporation Limited.

NOTE – 5                      ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of:
	June 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)

Accounts receivable, trade	$6,144,235	$6,250,353
Less: allowance for doubtful accounts	(13,711)	(13,710)
Accounts receivable, net	$6,130,524	$6,236,643

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need for an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the three months ended June 30, 2011 and 2010, there was no provision for doubtful accounts charged to operations.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 and 2010
(Expressed in United States Dollars)
(Unaudited)

NOTE – 6                      PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of:

	June 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)

Purchase deposits to vendors	$1,008,777	$570,281
Rental and utilities deposits	50,392	50,346
Other receivables	4,481	5,910
Total	$1,063,650	$626,537

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE – 7                      REVOLVING LINES OF CREDIT

Revolving lines of credit consist of:

	June 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)
Payable to financial institutions in Hong Kong:
The Hongkong and Shanghai Banking Corporation Limited	$1,805,465	$2,001,391
Shanghai Commercial Bank Limited	382,630	345,309
	2,188,095	2,346,700
Payable to Tai Wah Timber Factory Limited and Glory Idea Investment Limited (under supplier agreements)	1,418,199	1,454,367

Total	$3,606,294	$3,801,067

The credit facility with The Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,927,698), which bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 2% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities (see note 4) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 2.20% and 2.09% per annum for the three months ended June 30, 2011 and 2010, payable monthly.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 and 2010
(Expressed in United States Dollars)
(Unaudited)

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 3,500,000 (approximately $449,796), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.50% and 5.25% per annum for the three months ended June 30, 2011 and 2010, payable monthly.

The financing arrangement with Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited, provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly. Additional interest is charged on any overdue balance.

NOTE – 8                      LONG-TERM BANK LOAN

In March 2010, the Company received an installment loan of HK$6,000,000 (approximately $771,079) from The Hongkong and Shanghai Banking Corporation Limited for working capital purposes. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of HK$100,000 (approximately $12,851) each and will mature on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, director of the Company.

Maturities of the long-term bank loan for each of the four years following June 30, 2011 are as follows:

Year ending June 30:
2012	$154,212
2013	154,212
2014	154,212
2015	115,659
Total	$578,295

NOTE – 9                      AMOUNT DUE TO A DIRECTOR

As of June 30, 2011 and March 31, 2011, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 and 2010
(Expressed in United States Dollars)
(Unaudited)

NOTE – 10                      INCOME TAXES

For the three months ended June 30, 2011 and 2010, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Three months ended
	June 30,
	2011	2010
Tax jurisdictions from:
- Local	$-	$-
- Foreign	28,206	216,147
Income before income taxes	$28,206	$216,147

Provision for income taxes consisted of the following:

	Three months ended
	June 30,
	2011	2010
Current:
- Local	$-	$-
- Foreign	4,928	35,785

Deferred:
- Local	-	-
- Foreign	-	-
Income tax expenses	$4,928	$35,785

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America, BVI and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the three months ended June 30, 2011 and 2010, the Company had no operations in the United States of America.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the three months ended June 30, 2011 and 2010, GDI had no operations in the BVI.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 and 2010
(Expressed in United States Dollars)
(Unaudited)

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of the statutory income tax rate to the effective income tax rate based on income before income taxes from foreign operations for the three months ended June 30, 2011 and 2010 are as follows:

	Three months ended
	June 30,
	2011	2010

Income before income taxes	$28,206	$216,174
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	4,654	35,664
Tax effect of non-deductible expenses	328	322
Tax effect of depreciation allowances	(54)	(201)
Income tax expenses	$4,928	$35,785

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There were no significant temporary differences as of June 30, 2011 and no deferred tax assets or liabilities have been recognized.

NOTE  -11                      SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended
	June 30,
	2011	2010
Revenue, net:
- Hong Kong	$-	$194,561
- The PRC	3,605,855	3,588,393
- Europe	59,083	82,659
- Middle East	555,507	491,572
- Others	266,124	346,791
Total	$4,486,569	$4,703,976

All of the Company’s long-lived assets are located in Hong Kong.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 and 2010
(Expressed in United States Dollars)
(Unaudited)

NOTE – 12                      CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)             Major customers

For the three months ended June 30, 2011 and 2010, customers accounting for 10% or more of the Company's revenues and their outstanding accounts receivable balances at period-end date, are presented as follows:

	Three months ended June 30, 2011		June 30, 2011
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$2,877,313	64%	$864,179
Customer B (Vendor A)	728,541	16%	4,986,048
Customer C	555,508	12%	38,020
Total	$4,161,362	92%	$5,888,247

	Three months ended June 30, 2010		June 30, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$3,109,787	66%	$121,176
Customer B (Vendor A)	478,605	10%	4,512,713
Total	$3,588,392	76%	$4,633,889

(b)             Major vendors

For the three months ended June 30, 2011 and 2010, vendors accounting for 10% or more of the Company’s purchases and their outstanding accounts payable balances at period-end date, are presented as follows:

	Three months ended June 30, 2011		June 30, 2011
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$771,449	19%	$-
Vendor B	588,846	14%	189,353
Vendor C	435,571	11%	-
Total	$1,795,866	44%	$189,353

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 and 2010
(Expressed in United States Dollars)
(Unaudited)

	Three months ended June 30, 2010		June 30, 2010
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$955,673	23%	$-
Vendor B	728,143	18%	-
Total	$1,683,816	41%	$-

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

The Company’s interest-rate risk arises from revolving lines of credit and other borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates of its variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2011, most of the Company’s borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Notes 7 and 8.

(e)             Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on the exchange rate of HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE – 13                      COMMITMENTS AND CONTINGENCIES

(a)             Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2013. Total rent expense for the three months ended June 30, 2011 and 2010 was $28,398 and $26,374, respectively.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 and 2010
(Expressed in United States Dollars)
(Unaudited)

As of June 30, 2011, the Company has future minimum rental payments under various non-cancelable operating leases in the next two years, as follows:

Year ending June 30:
2012	$113,583
2013	36,429
Total	$150,012

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

On June 18, 2011, GDWPCL through its local attorney put forward a sanctioned offer to CCGL and Mr. Yip that GDWPCL and Mr. Lee would accept a payment of approximately $644,000 (equivalent to HK$5,000,000) (inclusive of interest) plus costs of the action and the counterclaim in full and final settlement of the main action.

The Company is currently unable to assess the likelihood of a favorable or unfavorable outcome for this litigation.

NOTE – 14                      SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2011 up through the date the Company issued these financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report, except as required by law.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this report.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of condensed consolidated our financial statements.

 We believe the following is among the most critical accounting policies that impact our condensed consolidated financial statements. We suggest that our significant accounting policies, as described in our condensed consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 60 to 180 days from shipment. The Company extends unsecured credit to its customers in the ordinary course of business, based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 180 days and those over a specified amount are reviewed individually for collectability. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The credit terms of our two major customers are summarized as below:

Major Customers	Contractual Credit Term	Repayment Term #

Customer A	60 to 90 days	Accounts receivable are repaid on a regular basis to the Company and the cash receipt is made to Customer B upon the instruction of the Company.

Customer B (also a major supplier)	90 to 180 days	Customer B receives the cash settlement from Customer A and the aggregate receivable will offset against its trade payable.

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

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement”. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

 The following table summarizes the results of our operations during the three months ended June 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2011 to the three months ended June 30, 2010.

	Three Months Ended June 30,		$ Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue, net	$4,486,569	$4,703,976	$(217,407)	$(4.6%)
Cost of Revenue	(4,111,315)	(4,354,217)	(242,902)	(5.6%)
Gross Profit	375,254	349,759	25,495	7.3%
General and Administrative Expenses	212,880	247,552	(34,672)	(14%)
Total Operating Expenses	212,880	247,552	(34,672)	(14%)
Income / (Loss) from Operations	162,374	102,207	60,167	58.9%
Other (Expense) / Income	(134,168)	113,940	(248,108)	(217.7%)
Income / (Loss) before Income Tax	28,206	216,147	(187,941)	(86.9%)
Income Tax Expense	(4,928)	(35,785)	(30,857)	(86%)
Net Income (Loss)	$23,278	$180,362	$(157,084)	$(87%)

Revenue

Revenue for the three months ended June 30, 2011 was $4,486,569, a decrease of $217,407 or 4.6% from $4,703,976 for the comparable period in 2010. This decrease was primarily attributable to general market conditions.

Cost of revenue and gross profit

Cost of revenue for the three months ended June 30, 2011 was $4,111,315, a decrease of $ 242,902 or 5.6% from $4,354,217for the comparable period in 2010. This decrease was primarily attributable to a decrease in sales.

Gross profit for the three months ended June 30, 2011 was $375,254, an increase of $25,495 or 7.3% from $349,759 for the comparable period in 2010. This increase was primarily attributable to a decrease in purchase cost. The gross profit margin for the three months ended June 30, 2011 also increased to 8.4% from 7.4% for the comparable period in 2010. The increase was primarily attributable to a decrease in purchase cost.

General and Administrative

General and administrative expenses for the three months ended June 30, 2011 was $212,880, a decrease of $34,672 or  14% from $247,552 for the comparable period in 2010. This decrease was primarily attributable to a decrease of professional fee expenses.

Foreign exchange gain/(loss)

Foreign exchange loss, net, for the three months ended June 30, 2011 was $102,715, a decrease of $226,603 or 183% from a foreign exchange gain, net, of $123,888 for the comparable period in 2010.  The loss in 2011 resulted primarily from the effect of increases in the Euro exchange rate (versus the Hong Kong dollar) on GDWPLC liabilities denominated in Euros.

Income / (Loss) before income tax

Income before income tax for the three months ended June 30, 2011 was $28,206, a decrease of $187,941 or 86.9% compared to income of $216,147 for the comparable year in 2010. The decrease was due primarily to the $226,603 negative swing in foreign exchange gain (loss) discussed above. For the three months ended June 30, 2011, the provision for income taxes was $4,928, a decrease of $30,857 or 86% compared to $35,785 for the comparable year in 2010.

Net income (loss)

Net income for the three months ended June 30, 2011 was $23,278, a decrease of $157,084 or 87% from net income of $180,362 for the comparable period in 2010. This decrease was due primarily to the $226,603 negative swing in foreign exchange gain (loss) discussed above, offset by the $34,672 decrease in general and administrative expense and the $30,857 decrease in income tax expense.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the three months ended June 30, 2011 was $289,076 and decreased to $4,828 by the end of the period, a decrease of $284,248 or 98%. The decrease was primarily attributable to repayment of loans and prepayments to vendors.

Net cash used in operating activities

Net cash outflow from operating activities for the three months ended June 30, 2011 was $99,073, a decrease of $229,010 or 69.8% from $328,083 for the comparable period in 2010.  The decrease was primarily attributable to the $438,532 positive swing ($267,855 and ($170,677) for the three months ended June 30, 2011 and 2010, respectively) in change in accounts payable and the $432,249 positive swing (($61,926) and ($494,175) for the three months ended June 30, 2011 and 2010, respectively) in change in accrued liabilities and other payables, offset by the $413,772 negative swing (($437,113) and ($23,341) for the three months ended June 30, 2011 and 2010, respectively) in change in prepayments, deposits and other receivables and $157,084 reduced net income.

Net cash used in investing activities

Net cash used in investing activities for the three months ended June 30, 2011 was $0, a decrease of $339,389 or 100% from $339,389 for the comparable period in 2010.  The decrease was attributable to no investing transactions in the three months ended June 30, 2011.

Net cash (used in) provided by financing activities

Net cash used in financing activities for the three months ended June 30, 2011 was $186,926, a decrease of $849,533 or 128.2% from cash provided by financing activities of $662,607 for the comparable period in 2010.  The decrease was primarily attributable to the $556,584 negative swing (($194,773) and $361,811 for the three months ended June 30, 2011 and 2010, respectively) with regards to the revolving line of credit borrowings and the $339,986 negative swing (($626) and $339,360 for the three months ended June 30, 2011 and 2010, respectively) in relation to the change in restricted cash.

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

Pursuant to the terms of the Tri-parties Settlement Arrangement among Customer A, Party B and us;

1.	Customer A agrees to make cash payments directly to the designated bank accounts of Party B, per our monthly instruction;
2.	We and Party B agree to offset the cash proceeds against the accounts payable which we owe to Party B, and;
3.
In any event if Party B is not reimbursed by Customer A, we are responsible to chase Customer A for the settlement under obligation among the sales contracts.  Meanwhile, we are legally liable to repay the accounts payable to Party B under the purchase contract.

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

We have developed a prolonged business relationship with Party “B” in the sale and purchase of wood veneer and the related products with a history of 10 years. In the normal course of business, Party B is acting as a “customer” or a “vendor”, who generally sells and buys different types of wood products to and from us on an arm-length basis. These sale and purchases transactions are independent.

We expect to sustain and continue this prolonged business relationship with Party B, because;

1.	Party B has a long-term commercial history and experience in sale and procurement of wood products in China;
2.	Party B has developed an extensive marketing and sourcing network in China, and;
3.	We have built up a prolonged trust and confidence in doing business with each other.

We believe that there is no collectability concern with regard to the accounts receivable balance due from Party B, which will be recoverable by our future purchase orders.

As of June 30, 2011 and March 31, 2011, the accounts receivable balance transferred from Customer A to Party B was $0 and $8,469,215, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of June 30, 2011
	Customer A	Party B
Accounts receivable	$1,059,196	$4,899,960
Accounts payable	-	(108,929)
Add (less): Transfer of accounts receivable from Customer A to Party B	(195,017)	195,017
Accounts receivable, net	$864,179	$4,986,048

	As of March 31, 2011
	Customer A	Party B
Accounts receivable	$9,488,528	$2,820,304
Accounts payable	-	(6,400,919)
Add (less): Transfer of accounts receivable from Customer A to Party B	(8,469,215)	8,469,215
Accounts receivable, net	$1,019,313	$4,888,600

As of June 30, 2011 and March 31, 2011, the aging analysis of Party B is as follow:

	As of
	June 30, 2011	March 31, 2011
0-90 days	$769,365	$1,302,674
91-180 days	1,162,978	1,756,474
181-270 days	1,758,100	1,343,477
271-360 days	1,295,605	485,975
Over 360 days	-	-
Total	$4,986,048	$4,888,600

We have also received cash settlement of approximately $167,500 and recognized purchases of approximately $624,000 due to Party B in July 2011.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,684,897 and $2,687,274 at June 30, 2011 and March 31, 2011, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of June 30, 2010, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of June 30, 2011, the Company has a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $382,630, a revolving line of credit with Hongkong and Shanghai Banking Corporation Limited with an outstanding balance of $1,805,465, and a trade financing payable to Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited in an aggregate of $1,418,199. If we are to acquire another business or further expand our operations, we will need additional capital.

Bank Credit Facilities

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$3,500,000 (approximately $449,796), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.50% and 5.25% per annum for the three months ended June 30, 2011 and 2010, payable monthly.

The credit facility with The Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HKD 15,000,000 (approximately $1,927,698), which bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 2% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 2.20% and 2.09% per annum for the three months ended June 30, 2011 and 2010, payable monthly.

In March 2010, the Company received an installment loan of HKD 6,000,000 (approximately $771,079) from the Hongkong Shanghai Banking Corporation Limited for working capital purposes. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of approximately $12,851 each and will mature on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, the director of the Company. As of June 30, 2011, the outstanding long-term bank loan was $578,295.

From time to time, the Company receives advances from Mr. Kwok Leung Lee, the Company’s chairman of the board of directors, and his affiliates. The related liability balances ($196,667 and $150,212 at June 30, 2011 and March 31, 2011, respectively) are unsecured, interest-free, and have no fixed terms of payment.

Financing Arrangement

The Company has a financing arrangement with Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited, which provides borrowings for trade payable financing. Under the terms of this arrangement, the Company received the revolving line of credit with the maturities of 2 to 3 months and charged with a commission fee of 5% on each amount drawn from the line, payable monthly. An additional interest will be charged on overdue balance, if any.

As of June 30, 2011 and March 31, 2011, the outstanding balance was $1,418,199 and $1,454,367.

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

Our accounts receivable represents approximately 136% of our revenue.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                      CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2011 based on the material weaknesses defined below.

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

MANAGEMENT’S REMEDIATION PLAN

While management believes that the Company’s condensed consolidated financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US  GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

●
On July 12, 2011,  the Company hired Michael T. Studer CPA P.C., a U.S. based PCAOB registered accounting firm, to assist with the preparation of the Company’s financial statements which are included in Company’s periodic reports filed with the Commission. The Company is committed to establishing procedures and utilizing experienced individuals with professional supervision to properly segregate duties, prepare and approve the condensed consolidated financial statements and footnote disclosures in accordance with US GAAP.

●
The Board of Directors will be more actively involved in providing additional oversight of the Company’s internal controls, formal review of our condensed consolidated financial statements,  and more detailed review of the periodic reports we anticipate filing with the SEC.

●	The Company has initiated efforts to ensure our employees understand the importance of internal controls and compliance with corporate policies and procedures.
●	The Company may retain third party specialists to assist us in the design, implementation and testing of our internal controls as necessary.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

 PART II – OTHER INFORMATION
ITEM 1.                      LEGALPROCEEDINGS.

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

On June 18, 2011, GDWPCL put forward a sanctioned offer to CCGL and Mr. Yip whereby GDWPCL and Mr. Lee would accept a settlement of approximately $644,000 (equivalent to HK$5,000,000) (inclusive of interest) plus costs of the action and the counterclaim to be taxed if not agreed in full and final settlement of the main action. The due date for CCGL and Mr. Yip to reply was on July 15, 2011. As of the date of this Quarterly Report on Form 10-Q, CCGL and Mr.Yip have not replied to the proposed settlement.

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

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      (REMOVED AND RESERVED).

ITEM 5.                      OTHER INFORMATION.

None.

ITEM 6.                      EXHIBITS.

EXHIBIT NO.	DESCRIPTION

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: August 24, 2011	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer )