Form 10-Q
period 2011-09-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2011-11-21
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑    No   

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No□

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. 	Accelerated filer. 
Non-accelerated filer. (Do not check if a smaller reporting company)	Smaller reporting company. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      No   ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of November 21, 2011:  200,000

PART I – FINANCIAL INFORMATION

Green Dragon Wood Products, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2011
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	September 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$61,163	$289,076
Restricted cash	650,500	650,103
Marketable securities	306,791	323,378
Accounts receivable, net	7,121,874	6,236,643
Inventories	105,963	72,175
Prepayments, deposits and other receivables	231,115	626,537
TOTAL CURRENT ASSETS	8,477,406	8,197,912

Non-current assets:
Plant and equipment, net	10,221	14,183
Cash surrender value of life insurance, net	75,845	-
Non-current portion of prepaid life insurance	114,900	-
TOTAL NON-CURRENT ASSETS	200,966	14,183

TOTAL ASSETS	$8,678,372	$8,212,095

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving lines of credit	$2,795,645	$3,801,067
Current portion of long-term bank loan	154,152	154,069
Accounts payable, trade	1,717,267	1,046,982
Accrued liabilities and other payables	358,197	294,985
Income tax payable	128,633	63,323
Amount due to a director	523,084	150,212
TOTAL CURRENT LIABILITIES	5,676,978	5,510,638

NON-CURRENT LIABILITIES
Long-term bank loan	385,380	462,208
TOTAL NON-CURRENT LIABILITIES	385,380	462,208

TOTAL LIABILITIES	6,062,358	5,972,846

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value;
50,000,000 preferred shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value;
450,000,000 shares authorized;
200,000 shares issued and outstanding, respectively	200	200
Additional paid-in capital	644,300	644,300
Retained earnings	2,015,907	1,623,456
Accumulated other comprehensive loss	(44,393)	(28,707)
TOTAL STOCKHOLDERS' EQUITY	2,616,014	2,239,249

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,678,372	$8,212,095

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010

Revenues, net	$5,749,232	$5,575,111	$10,235,801	$10,279,087

Cost of revenue	(4,802,306)	(5,131,952)	(8,913,621)	(9,486,169)

Gross profit	946,926	443,159	1,322,180	792,918

General and administrative expenses	385,961	236,875	598,841	484,427

Total operating expenses	385,961	236,875	598,841	484,427

INCOME FROM OPERATIONS	560,965	206,284	723,339	308,491

Other income (expenses):
Foreign exchange gain (loss), net	(75,701)	(39,632)	(178,416)	84,256
Interest income	115	129	235	250
Interest expense	(43,057)	(30,780)	(74,630)	(77,421)
Other income	-	35,030	-	71,602

INCOME BEFORE INCOME TAXES	442,322	171,031	470,528	387,178

Income tax expense	(73,149)	(28,000)	(78,077)	(63,785)

NET INCOME	369,173	143,031	392,451	323,393

Other comprehensive income:
- Unrealized holding loss on available-for-sales securities	(28,221)	(9,528)	(19,766)	(19,808)
- Foreign currency translation adjustment	2,037	7,362	4,080	2,326

COMPREHENSIVE INCOME	$342,989	$140,865	$376,765	$305,911

Net income per share - Basic and diluted	$1.85	$0.72	$1.96	$1.62

Weighted average common shares outstanding
during the period - Basic and diluted	200,000	200,000	200,000	200,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Common stock		Additional paid in	Retained	Accumulated other	Total stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	equity

Balance as of March 31, 2010	200,000	$200	$644,300	$1,291,377	$(23,597)	$1,912,280

Net income for the period	-	-	-	332,079	-	332,079

Unrealized gain on available-for-sales securities	-	-	-	-	1,345	1,345

Foreign currency translation adjustment	-	-	-	-	(6,455)	(6,455)

Balance as of March 31, 2011	200,000	$200	$644,300	$1,623,456	$(28,707)	$2,239,249

Net income for the period	-	-	-	392,451	-	392,451

Unrealized loss on available-for-sales securities	-	-	-	-	(19,766)	(19,766)

Foreign currency translation adjustment	-	-	-	-	4,080	4,080

Balance as of September 30, 2011	200,000	$200	$644,300	$2,015,907	$(44,393)	$2,616,014
		-	-	-	-	-

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Cash Flows
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Six months ended September 30,
	2011	2010
Cash flow from operating activities:
Net income	$392,451	$323,393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,971	3,901
Changes in operating assets and liabilities:
Accounts receivable	(885,231)	(1,352,950)
Inventories	(33,788)	158,756
Prepayments, deposits and other receivables	511,157	(49,036)
Accounts payable, trade	670,285	(40,403)
Accrued liabilities and other payables	63,212	(479,533)
Income tax payable	65,310	63,785

Net cash provided by (used in) operating activities	787,367	(1,372,087)

Cash flows from investing activities:
Purchase of life insurance	(306,480)	-
Purchase of marketable securities	-	(339,555)

Net cash used in investing activities	(306,480)	(339,555)

Cash flows from financing activities :
(Repayment of) proceeds from revolving lines of credit	(1,005,422)	834,540
Change in restricted cash	(397)	(46,299)
Repayment of long-term bank loans	(76,745)	(77,165)
Advances from a director	372,872	902,668

Net cash (used in) provided by financing activities	(709,692)	1,613,744

Effect of exchange rate changes on cash and cash equivalents	892	(138)

Net change in cash and cash equivalents	(227,913)	(98,036)
Cash and cash equivalents, beginning of period	289,076	100,512
Cash and cash equivalents, end of period	$61,163	$2,476
	-
Supplemental disclosure of cash flow information:
Interest paid	$74,630	$46,664
Income tax paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

In the opinion of management, the consolidated balance sheet as of March 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2012 or for any future period.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

As of September 30, 2011 and March 31, 2011, the Company maintained minimum cash balances of $650,500 and $650,103 in pledged deposit accounts as collateral for the revolving lines of credit and long-term bank loan provided by financial institutions in Hong Kong.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

Depreciation expense for the three months ended September 30, 2011 and 2010 was $1,999 and $1,951, respectively.

Depreciation expense for the six months ended September 30, 2011 and 2010 was $3,971 and $3,901, respectively.

•	Cash value of life insurance

The cash value of life insurance relates to the Company-owned life insurance policies on a current executive officer, which is stated at the cash surrender value of the contract, net of policy loans.

•	Impairment of long-lived assets

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including plant and equipment and life insurance policy held by the Company, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented. There has been no impairment as of September 30, 2011.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to customers, purchase returns and sales commissions. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $66,346 and $25,373 for the six months ended September 30, 2011 and 2010, respectively, which are recorded in cost of revenue.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

For the three and six months ended September 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. GDWPCL, the Company’s operating subsidiary in Hong Kong, maintains its books and records in its local currency, the Hong Kong Dollars (“HK$”), which is GDWPCL’s functional currency since it is the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of the Company’s subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statements”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within stockholders’ equity.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the six months ended September 30, 2011 and 2010:

	September 30,	September 30,
	2011	2010
Period-end HK$: US$1 exchange rate	7.7843	7.7582
Period average HK$: US$1 exchange rate	7.7820	7.7756

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three and six months ended September 30, 2011 and 2010, the Company operates one reportable business segment in Hong Kong.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

NOTE – 4                      MARKETABLE SECURITIES

Marketable securities consist of:

	September 30,	March 31
	2011	2011
	(Unaudited)	(Audited)
13,127.21 shares, Franklin Templeton Global Total Return Fund (A-EUR):
At original cost	$322,033	$322,033
Unrealized holding (loss) gain	(15,415)	1,345
Add: foreign currency translation adjustment	173	-
Fair value	$306,791	$323,378

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 5                      LIFE INSURANCE

The Company has purchased insurance on the life of a key executive officer, Mr. Kwok Leung Lee, the stockholder and director of the Company. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable. Cash value of this life insurance is presented in the accompanying financial statement, net of policy loans. The loans carry interest at an effective rate of 1% per annum over 1 or 3 months Hong Kong Interbank Offered Rate (“HIBOR”), payable monthly and mature in July 2018, which are secured by the cash value of the life insurance policy.

A summary of net cash value of life insurance as of September 30, 2011 is reported as below:

Cash surrender value of life insurance	$608,801
Less: policy loans balances outstanding	(532,956)

Cash value of life insurance, net	75,845

As of September 30, 2011, the maturities of the policy loans for the next five years and thereafter are as follows:

Years ending September 30:
2012	$77,995
2013	77,995
2014	77,995
2015	77,995
2016	77,995
Thereafter	142,981

Total policy loans balances	$532,956

For the six months ended September 30, 2011, the HIBOR is 1.2% per annum.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 6                      ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of:
	September 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)

Accounts receivable, trade	$7,135,591	$6,250,353
Less: allowance for doubtful accounts	(13,717)	(13,710)
Accounts receivable, net	$7,121,874	$6,236,643

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need for an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the three and six months ended September 30, 2011 and 2010, there was no provision for doubtful accounts charged to operations.

NOTE – 7                      PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of:

	September 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)

Purchase deposits to vendors	$136,555	$570,281
Rental and utilities deposits	50,373	50,346
Current portion of prepaid life insurance expense	37,818	-
Other receivables	6,369	5,910
Total	$231,115	$626,537

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

Prepaid life insurance expense represents the premium charge on the life insurance policy and amortize over the next twelve months.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 8                      REVOLVING LINES OF CREDIT

Revolving lines of credit consist of:

	September 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)
Payable to financial institutions in Hong Kong:
The Hongkong and Shanghai Banking Corporation Limited	$1,217,700	$2,001,391
Shanghai Commercial Bank Limited	333,077	345,309
	1,550,777	2,346,700
Payable to Tai Wah Timber Factory Limited and Glory Idea Investment Limited (under supplier agreements)	1,244,868	1,454,367

Total	$2,795,645	$3,801,067

The credit facility with The Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,926,900), which bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 2% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities (see note 4) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 2.21% and 2.21% per annum for the six months ended September 30, 2011 and 2010, payable monthly.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 3,500,000 (approximately $449,796), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.50% and 5.25% per annum for the six months ended September 30, 2011 and 2010, payable monthly.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 9                      LONG-TERM BANK LOAN

In March 2010, the Company received an installment loan of HK$6,000,000 (approximately $770,760) from The Hongkong and Shanghai Banking Corporation Limited for working capital purposes. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of HK$100,000 (approximately $12,846) each and will mature on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, director of the Company.

Maturities of the long-term bank loan for each of the four years following September 30, 2011 are as follows:

Year ending September 30:
2012	$154,152
2013	154,152
2014	154,152
2015	77,076
Total	$539,532

NOTE – 10                      AMOUNT DUE TO A DIRECTOR

As of September 30, 2011 and March 31, 2011, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment.

NOTE – 11                      INCOME TAXES

For the six months ended September 30, 2011 and 2010, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Six months ended September 30,
	2011	2010
Tax jurisdictions from:
- Local	$-	$-
- Foreign	470,528	387,178
Income before income taxes	$470,528	$387,178

Provision for income taxes consisted of the following:

	Six months ended September 30,
	2011	2010
Current:
- Local	$-	$-
- Foreign	78,077	63,785

Deferred:
- Local	-	-
- Foreign	-	-
Income tax expenses	$78,077	$63,785

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the six months ended September 30, 2011 and 2010, the Company had no operations in the United States of America.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the six months ended September 30, 2011 and 2010, GDI had no operations in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of the statutory income tax rate to the effective income tax rate based on income before income taxes from foreign operations for the six months ended September 30, 2011 and 2010 are as follows:

	Six months ended September 30,
	2011	2010

Income before income taxes	$470,528	$387,178
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	77,637	63,884
Tax effect of non-deductible expenses	655	102
Tax effect of depreciation allowances	(215)	(201)
Income tax expenses	$78,077	$63,785

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There were no significant temporary differences as of September 30, 2011 and no deferred tax assets or liabilities have been recognized.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE  -12                      SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Six months ended September 30,
	2011	2010
Revenue, net:
- The PRC (including Hong Kong)	$7,794,006	$8,090,126
- Middle East and India	1,228,101	1,237,849
- Europe	661,302	235,476
- Others	552,392	715,636
Total	$10,235,801	$10,279,087

All of the Company’s long-lived assets are located in Hong Kong.

NOTE – 13                      CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)             Major customers

For the three and six months ended September 30, 2011 and 2010, customers accounting for 10% or more of the Company's revenues and their outstanding accounts receivable balances at period-end date, are presented as follows:

	Three months ended September 30, 2011		September 30, 2011
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$2,414,039	42%	$495,981
Customer B (Vendor A)	1,777,476	31%	6,066,778
Total	$4,191,515	73%	$6,562,759

	Six months ended September 30, 2011		September 30, 2011
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$5,288,668	52%	$1,055,730
Customer B (Vendor A)	2,505,338	24%	5,507,029
Total	$7,794,006	76%	$6,562,759

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended September 30, 2010		September 30, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$3,378,696	61%	$630,358
Customer B (Vendor A)	877,540	16%	5,149,492
Total	$4,256,236	77%	$5,779,850

	Six months ended September 30, 2010		September 30, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$6,488,483	63%	$630,358
Customer B (Vendor A)	1,356,145	13%	5,149,492
Total	$7,884,628	76%	$5,779,850

(b)             Major vendors

For the three months ended September 30, 2011 and 2010, vendors accounting for 10% or more of the Company’s purchases and their outstanding accounts payable balances at period-end date, are presented as follows:

	Three months ended September 30, 2011		September 30, 2011
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$1,267,445	27%	$-
Vendor B	576,475	12%	-
Total	$1,843,920	39%	$-

For the six months ended September 30, 2011, one single vendor represented more than 10% of the Company’s purchases. This vendor accounted for 23% of purchases amounting to $2,038,175 with $0 of accounts payable as of September 30, 2011.

For the three months ended September 30, 2010, one single vendor represented more than 10% of the Company’s purchases. This vendor accounted for 17% of purchases amounting to $825,915 with $0 of accounts payable as of September 30, 2010.

	Six months ended September 30, 2010		September 30, 2010
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$1,781,588	20%	$-
Vendor B	998,302	11%	-
Total	$2,779,890	31%	$-

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

The Company’s interest-rate risk arises from revolving lines of credit and other borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates of its variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2011, most of the Company’s borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Notes 7 and 8.

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

NOTE – 14                      COMMITMENTS AND CONTINGENCIES

(a)             Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2013. Total rent expense for the six months ended September 30, 2011 and 2010 was $56,725 and $52,745, respectively.

As of September 30, 2011, the Company has future minimum rental payments under various non-cancelable operating leases in the next two years, as follows:

Year ending September 30:
2012	$113,583
2013	8,067
Total	$121,650

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

NOTE – 15                      SUBSEQUENT EVENTS

The Company has evaluated the subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Results of Operations

Three Months Ended September 30, 2011 as Compared to Three Months Ended September 30, 2010

The following table summarizes the results of our operations during the three months ended September 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2011 to the three months ended September 30, 2010.

	Three Months Ended September 30,		$ Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue, net	$5,749,232	$5,575,111	$174,121	$3.1%
Cost of Revenue	(4,802,306)	(5,131,952)	(329,646)	(6.4%)
Gross Profit	946,926	443,159	503,767	113.7%
General and Administrative Expenses	(385,961)	(236,875)	149,086	62.9%
Total Operating Expenses	(385,961)	(236,875)	149,086	62.9%
Income from Operations	560,965	206,284	354,681	171.9%
Other (Expenses)	(118,643)	(35,253)	83,390	236.5%
Income before Income Tax	442,322	171,031	271,291	158.6%
Income Tax Expense	(73,149)	(28,000)	45,149	161.2%
Net Income	$369,173	$143,031	$226,142	$158.1%

Revenue

Revenue for the three months ended September 30, 2011 was $5,749,232, an increase of $174,121 or 3.1% from $5,575,111 for the comparable period in 2010.

Cost of revenue and gross profit

 Cost of revenue for the three months ended September 30, 2011 was $4,802,306, a decrease of $329,646 or 6.4% from $5,131,952 for the comparable period in 2010. This decrease was primarily attributable to a decrease in purchase cost. The gross profit margin for the three months ended September 30, 2011 also increased to 16.47% from 7.95% for the comparable period in 2010. The increase was primarily attributable to a decrease in purchase cost.

Gross profit for the three months ended September 30, 2011 was $946,926, an increase of $503,767 or 113.7% from $443,159 for the comparable period in 2010.  The increase was primarily attributable to increase in sales and decrease in decrease in purchase cost.

General and Administrative Expenses

 General and administrative expenses for the three months ended September 30, 2011 were $385,961, an increase of $149,086 or 62.9% from $236,875 for the comparable period in 2010.

 Other Expenses

The increase was primarily attributable to increase of foreign exchange loss. Foreign exchange loss, net, for the three months ended September 30, 2011 was $75,701, an increase of $36,069 or 91% from $39,632 for the comparable period in 2010.  The loss in 2011 resulted primarily from the effect of increases in the Euro exchange rate (versus the Hong Kong dollar) on GDWPLC liabilities denominated in Euros.

Income before income tax and income tax expense

Income before income tax for the three months ended September 30, 2011was $442,322, an increase of $271,291 or 158.6% from $171,031 for the comparable period in 2010. The increase was in line with the overall increase in sales and decrease in cost of revenue.

Income tax expense

Provision for income tax for the three months ended September 30, 20110 was $73,149, an increase of $45,149 or 161.2% from $28,000 for the comparable period in 2010. The increase was primarily attributable to the increase in income from operations.

Net Income

Net income for the three months ended September 30, 2011 was $369,173, an increase of $226,142 or 158.1% from $143,031 for the comparable period in 2010. The increase was primarily attributable to the increase in sales and decrease in cost of revenue.

Comparison of the Six Months Ended September 30, 2011 and 2010

 The following table summarizes the results of our operations during the six months ended September 30, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the six months ended September 30, 2011 to the six months ended September 30, 2010.

	Six Months Ended September 30,		$ Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue, net	$10,235,801	$10,279,087	$(43,286)	$(0.4%)
Cost of Revenue	(8,913,621)	(9,486,169)	(572,548)	(6.0%)
Gross Profit	1,322,180	792,918	529,262	66.7%
General and Administrative Expenses	(598,841)	(484,427)	114,414	23.6%
Total Operating Expenses	(588,841)	(484,427)	114,414	23.6%
Income from Operations	723,339	308,491	414,848	134.5%
Other (Expenses) / Income	(252,811)	78,687	(331,498)	(421.3%)
Income before Income Tax	470,528	387,178	83,350	21.5%
Income Tax Expense	(78,077)	(63,785)	(14,292)	22.4%
Net Income	$392,451	$323,393	$69,058	$21.4%

Revenue

Revenue for the six months ended September 30, 2011 was $10,235,801, a decrease of $43,286 or 0.4% from $10,279,087 for the comparable period in 2010. This decrease was primarily attributable to general market conditions during the three months ended September 30, 2011.

Cost of revenue and gross profit

Cost of revenue for the six months ended September 30, 2011 was $8,913,621, a decrease of $ 572,548 or 6.0% from $9,486,169 for the comparable period in 2010. This decrease was primarily attributable to a decrease in sales.

Gross profit for the six months ended September 30, 2011 was $1,322,180, an increase of $529,262 or 66.7% from $792,918 for the comparable period in 2010. This increase was primarily attributable to a decrease in purchase cost. The gross profit margin for the six months ended September 30, 2011 also increased to 12.92% from 7.71% for the comparable period in 2010. The increase was primarily attributable to a decrease in purchase cost.

General and Administrative

General and administrative expenses for the six months ended September 30, 2011 was $598,841, an increase of $114,414 or  23.6% from $484,427 for the comparable period in 2010. This increase was primarily attributable to an increase of travelling expenses and professional fees.

Other Expenses

The increase was primarily attributable to increase of foreign exchange loss. Foreign exchange loss, net, for the six months ended September 30, 2011 was $178,416 a decrease of $262,672 or 311.8% from a foreign exchange gain, net, of $84,256 for the comparable period in 2010.  The loss in 2011 resulted primarily from the effect of increases in the Euro exchange rate (versus the Hong Kong dollar) on GDWPLC liabilities denominated in Euros.

Income before income tax

Income before income tax for the six months ended September 30, 2011 was $470,528, an increase of $83,350 or 21.5% compared to income of $387,178 for the comparable year in 2010. The increase was primarily attributable to a decrease in purchase cost offsetting negative swing in foreign exchange loss discussed above. For the six months ended September 30, 2011, the provision for income taxes was $78,077, an increase of $14,292 or 22.4% compared to $63,785 for the comparable year in 2010.

Net income

Net income for the six months ended September 30, 2011 was $392,451, an increase of $69,058 or 21.4% from net income of $323,393 for the comparable period in 2010. The increase was primarily attributable to a decrease in purchase cost offsetting negative swing in foreign exchange loss discussed above.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the six months ended September 30, 2011 was $289,076 and decreased to $61,163 by the end of the period, a decrease of $227,913 or 78.8%. The decrease was primarily attributable to repayment of revolving lines of credit and purchase of life insurance policy on a current executive officer of the Company.

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended September 30, 2011 was $787,367, an increase of $2,159,454 or 157.4% from $1,372,087 net cash used in operating activities for the comparable period in 2010.  The increase was primarily attributable to $69,058 increase in net income, the $710,688 positive swing ($670,285 and ($40,403) for the six months ended September 30, 2011 and 2010, respectively) in change in accounts payable, the $542,745 positive swing ($63,212 and ($479,533) for the six months ended September 30, 2011 and 2010, respectively) in change in accrued liabilities and other payables, and the $560,193 positive swing ($511,157 and ($49,036) for the six months ended September 30, 2011 and 2010, respectively) in change in prepayments, deposits and other receivables, offset by the $192,544 negative swing (($33,788) and $158,756 for the six months ended September 30, 2011 and 2010, respectively) in change in inventories.

Net cash used in investing activities

Net cash used in investing activities for the six months ended September 30, 2011 was $306,480, a decrease of $33,075 or 9.7% from $339,555 for the comparable period in 2010. The decrease was majorly attributable to the purchase of life insurance policy on a current executive officer of the Company and no further investment in marketable securities in the six months ended September 30, 2011.

Net cash (used in) provided by financing activities

Net cash used in financing activities for the six months ended September 30, 2011 was $709,692, a decrease of $2,323,436 or 144.0% from cash provided by financing activities of $1,613,744 for the comparable period in 2010.  The decrease was attributable to the $1,839,962 negative swing (($1,005,422) and $834,540 for the six months ended September 30, 2011 and 2010, respectively) with regards to the repayment of revolving lines of credit and the $529,796 decrease ($372,872 and $902,668 for the six months ended September 30, 2011 and 2010, respectively) in less advances from a director offset by the $420 increase (($76,745) and ($77,165) for the six months ended September 30, 2011 and 2010, respectively) in repayment of long-term bank loan and the $45,902 increase (($397) and ($46,299) for the six months ended September 30, 2011 and 2010, respectively) on the change in restricted cash.

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

As of September 30, 2011 and March 31, 2011, the accounts receivable balance transferred from Customer A to Party B was $559,749 and $8,469,215, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of September 30, 2011
	Customer A	Party B
Accounts receivable	$1,055,730	$5,507,029
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(559,749)	559,749
Accounts receivable, net	$495,981	$6,066,778

	As of March 31, 2011
	Customer A	Party B
Accounts receivable	$9,488,528	$2,820,304
Accounts payable	-	(6,400,919)
Add (less): Transfer of accounts receivable from Customer A to Party B	(8,469,215)	8,469,215
Accounts receivable, net	$1,019,313	$4,888,600

As of September 30, 2011 and March 31, 2011, the aging analysis of Party B is as follow:

	As of
	September 30, 2011	March 31, 2011
0-90 days	$2,214,819	$1,302,674
91-180 days	1,186,691	1,756,474
181-270 days	1,162,525	1,343,477
271-360 days	1,482,555	485,975
Over 360 days	20,188	-
Total	$6,066,778	$4,888,600

We have also received cash settlement of approximately $0 and recognized purchases of approximately $457,987 due to Party B in October 2011.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,800,428 and $2,687,274 at September 30, 2011 and March 31, 2011, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2010, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of September 30, 2011, the Company has a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $333,077, a revolving line of credit with Hongkong and Shanghai Banking Corporation Limited with an outstanding balance of $1,217,700, and a trade financing payable to Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited in an aggregate of $1,244,868. If we are to acquire another business or further expand our operations, we will need additional capital.

Bank Credit Facilities

The credit facility with The Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,926,900), which bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 2% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 2.21% and 2.21% per annum for the six months ended September 30, 2011 and 2010, payable monthly.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$3,500,000 (approximately $449,796), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.50% and 5.25% per annum for the six months ended September 30, 2011 and 2010, payable monthly.

From time to time, the Company receives advances from Mr. Kwok Leung Lee, the Company’s chairman of the board of directors, and his affiliates. The related liability balances ($523,084 and $150,212 at September 30, 2011 and March 31, 2011, respectively) are unsecured, interest-free, and have no fixed terms of payment.

On July 27, 2011, the Company purchased a single premium universal life insurance policy on the life of its president for $766,870. The policy provides for $4,000,000 coverage, a guaranteed minimum interest rate of 3% (4.8 % for the first year), an initial policy charge of 6% ($46,012), policy expense charge (approximately $970 per month for the first year), and surrender charges ranging from $114,900 in the first year to $7,660 in the 15th year. The policy secures the Company’s indebtness of $532,956 to The HongKong and Shanghai Banking Corporation Limited

Financing Arrangement

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

As of September 30, 2011 and March 31, 2011, the outstanding balance was $1,244,868 and $1,454,367.

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

Our accounts receivable represents approximately 69.6% of our revenue.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                      CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2011 based on the material weaknesses defined below.

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

MANAGEMENT’S REMEDIATION PLAN

While management believes that the Company’s condensed consolidated financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US  GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

·
The Company is currently looking for an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to assist it with the preparation and review of its condensed consolidated financial statements.  The Company is committed to establishing procedures and utilizing experienced individuals with professional supervision to properly segregate duties, prepare and approve the condensed consolidated financial statements and footnote disclosures in accordance with US GAAP.

·
The Board of Directors will be more actively involved in providing additional oversight of the Company’s internal controls, formal review of our condensed consolidated financial statements,  and more detailed review of the periodic reports we anticipate filing with the SEC.

·	The Company has initiated efforts to ensure our employees understand the importance of internal controls and compliance with corporate policies and procedures.
·	The Company may retain third party specialists to assist us in the design, implementation and testing of our internal controls as necessary.

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

The case will go to the High Court on Wednesday, 3rd day of October 2012 at 10:00 a.m. (Hearing dates of 3rd to 11th October 2012 is reserved) and the pre-trial review is scheduled to be heard on Thursday, 5th day of July 2012 at 9:30 a.m. (with 30 minutes reserved) by Deputy High Court Judge Mimmie Chan.

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

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      (REMOVED AND RESERVED).

ITEM 5.                      OTHER INFORMATION.

None.

ITEM 6.                      EXHIBITS.

EXHIBIT NO.	DESCRIPTION
31.1	Certificate of Principal Executive Officer and Principal Financial Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certificate of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: November 21, 2011	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer )