Form 10-Q/A
period 2011-09-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2011-12-09
CIK 1417172

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

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) Green Dragon Wood Products, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

*           These exhibits were previously included or incorporated by reference in Green Dragon Wood Products, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: December 9, 2011	By:	/s/ Kwok Leung Lee
Kwok Leung Lee
(principal executive officer, principal financial officer, and principal accounting officer )

3