Form 10-Q/A
period 2011-09-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2011-12-19
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐(Do not check if a smaller reporting company)	Smaller reporting company. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of November 21, 2011:  200,000

Explanatory Note

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the "Amendment") as originally filed with the Securities and Exchange Commission (the "SEC") on November 21, 2011 (the "Original Filing") as amended on December 9, 2011 (the "First Amendment") to (i) revise our condensed consolidated statements of stockholders equity to remove certain information for the year ended March 31, 2010 which is not required, (ii) to correct certain balances in the condensed consolidated statements of cash flow for the six months ended September 30, 2011 and (iii) to correct the totals of our accounts receivable for the period ended September 30, 2011 set forth in Note 13 to our notes to condensed consolidated financial statements for the six months ended September 30, 2011 and 2010 (unaudited). Except as described above, no other information in the Original Filing and the First Amendment has been updated and this Amendment continues to speak as of the date of the Original Filing and the First Amendment. Other events occurring after the filing of the Original Filing, the First Amendment or other disclosure necessary to reflect subsequent events will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the filing of the Original Filing and the First Amendment.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Green Dragon Wood Products, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2011 and March 31, 2011
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

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Common stock		Additional paid in	Retained	Accumulated other	Total stockholders’
	Shares	Amount	capital	earnings	comprehensive loss	equity

Balance as of April 1, 2011	200,000	$200	$644,300	$1,291,377	$(23,597)	$1,912,280

Net income for the period	-	-	-	332,079	-	332,079

Unrealized gain on available-for-sales securities	-	-	-	-	1,345	1,345

Foreign currency translation adjustment	-	-	-	-	(6,455)	(6,455)

Balance as of March 31, 2011	200,000	$200	$644,300	$1,623,456	$(28,707)	$2,239,249

Net income for the period	-	-	-	392,451	-	392,451

Unrealized loss on available-for-sales securities	-	-	-	-	(19,766)	(19,766)

Foreign currency translation adjustment	-	-	-	-	4,080	4,080

Balance as of September 30, 2011	200,000	$200	$644,300	$2,015,907	$(44,393)	$2,616,014
		-	-	-	-	-

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Cash Flows
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Six months ended September 30,
	2011	2010
Cash flow from operating activities:
Net income	$392,451	$323,393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,971	3,901
Amortization on premium charge on life insurance	8,194	-
Changes in operating assets and liabilities:
Accounts receivable	(885,231)	(1,352,950)
Inventories	(33,788)	158,756
Prepayments, deposits and other receivables	433,240	(49,036)
Accounts payable, trade	670,285	(40,403)
Accrued liabilities and other payables	63,212	(479,533)
Income tax payable	65,310	63,785

Net cash provided by (used in) operating activities	717,644	(1,372,087)

Cash flows from investing activities:
Purchase of life insurance	(769,713)	-
Purchase of marketable securities	-	(339,555)

Net cash used in investing activities	(769,713)	(339,555)

Cash flows from financing activities :
(Repayment of) proceeds from revolving lines of credit	(1,005,422)	834,540
Change in restricted cash	(397)	(46,299)
Draw down from long-term bank loan	532,956	-
Repayment of long-term bank loans	(76,745)	(77,165)
Advances from a director	372,872	902,668

Net cash (used in) provided by financing activities	(176,736)	1,613,744

Effect of exchange rate changes on cash and cash equivalents	892	(138)

Net change in cash and cash equivalents	(227,913)	(98,036)
Cash and cash equivalents, beginning of period	289,076	100,512
Cash and cash equivalents, end of period	$61,163	$2,476
	-
Supplemental disclosure of cash flow information:
Interest paid	$74,630	$46,664
Income tax paid	$-	$-

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

NOTE – 13                      CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)             Major customers

For the three and six months ended September 30, 2011 and 2010, customers accounting for 10% or more of the Company's revenues and their outstanding accounts receivable balances at period-end date, are presented as follows:

	Three months ended September 30, 2011		September 30, 2011
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$2,414,039	42%	$1,055,730
Customer B (Vendor A)	1,777,476	31%	5,507,029
Total	$4,191,515	73%	$6,562,759

	Six months ended September 30, 2011		September 30, 2011
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$5,288,668	52%	$1,055,730
Customer B (Vendor A)	2,505,338	24%	5,507,029
Total	$7,794,006	76%	$6,562,759

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

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended September 30, 2011 was $717,644, an increase of $2,089,731 or 152.3% from $1,372,087 net cash used in operating activities for the comparable period in 2010.  The increase was primarily attributable to $69,058 increase in net income, the $710,688 positive swing ($670,285 and ($40,403) for the six months ended September 30, 2011 and 2010, respectively) in change in accounts payable, the $542,745 positive swing ($63,212 and ($479,533) for the six months ended September 30, 2011 and 2010, respectively) in change in accrued liabilities and other payables, and the $482,276 positive swing ($433,240 and ($49,036) for the six months ended September 30, 2011 and 2010, respectively) in change in prepayments, deposits and other receivables, offset by the $192,544 negative swing (($33,788) and $158,756 for the six months ended September 30, 2011 and 2010, respectively) in change in inventories.

Net cash used in investing activities

Net cash used in investing activities for the six months ended September 30, 2011 was $769,713, a decrease of $430,158 or 126.7% from $339,555 for the comparable period in 2010. The decrease was majorly attributable to the purchase of life insurance policy on a current executive officer of the Company and no further investment in marketable securities in the six months ended September 30, 2011.

Net cash (used in) provided by financing activities

Net cash used in financing activities for the six months ended September 30, 2011 was $176,736, a decrease of $1,790,480 or 111% from cash provided by financing activities of $1,613,744 for the comparable period in 2010.  The decrease was attributable to the $1,839,962 negative swing (($1,005,422) and $834,540 for the six months ended September 30, 2011 and 2010, respectively) with regards to the repayment of revolving lines of credit and the $529,796 decrease ($372,872 and $902,668 for the six months ended September 30, 2011 and 2010, respectively) in less advances from a director offset by the $420 increase (($76,745) and ($77,165) for the six months ended September 30, 2011 and 2010, respectively) in repayment of long-term bank loan, draw down from long-term bank loan of $532,956 and the $45,902 increase (($397) and ($46,299) for the six months ended September 30, 2011 and 2010, respectively) on the change in restricted cash.

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

As of September 30, 2011 and March 31, 2011, the accounts receivable balance transferred from Customer A to Party B was $559,749 and $8,469,215, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of September 30, 2011
	Customer A	Party B
Accounts receivable	$1,615,479	$4,947,280
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(559,749)	559,749
Accounts receivable, net	$1,055,730	$5,507,029

	As of March 31, 2011
	Customer A	Party B
Accounts receivable	$9,488,528	$2,820,304
Accounts payable	-	(6,400,919)
Add (less): Transfer of accounts receivable from Customer A to Party B	(8,469,215)	8,469,215
Accounts receivable, net	$1,019,313	$4,888,600

As of September 30, 2011 and March 31, 2011, the aging analysis of Party B is as follow:

	As of
	September 30, 2011	March 31, 2011
0-90 days	$2,072,695	$1,302,674
91-180 days	769,066	1,756,474
181-270 days	1,162,525	1,343,477
271-360 days	1,482,555	485,975
Over 360 days	20,188	-
Total	$5,507,029	$4,888,600

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

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      (REMOVED AND RESERVED).

ITEM 5.                      OTHER INFORMATION.

None.

ITEM 6.                      EXHIBITS.

EXHIBIT NO.	DESCRIPTION
31.1	Certificate of Principal Executive Officer and Principal Financial Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
———————
*
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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: December 19, 2011	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer )