Form 10-Q
period 2011-12-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2012-02-21
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2011

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

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐(Do not check if a smaller reporting company)	Smaller reporting company. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of February 17, 2012:  200,000

PART I – FINANCIAL INFORMATION

Green Dragon Wood Products, Inc.
Condensed Consolidated Balance Sheets
As of December 31, 2011
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	December 31,	March 31,
	2011	2011
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$24,340	$289,076
Restricted cash	651,877	650,103
Marketable securities	310,440	323,378
Accounts receivable, net	6,059,921	6,236,643
Inventories	76,254	72,175
Prepayments, deposits and other receivables	617,031	626,537
TOTAL CURRENT ASSETS	7,739,863	8,197,912

Non-current assets:
Plant and equipment, net	8,253	14,183
Cash surrender value of life insurance, net	80,316	-
Non-current portion of prepaid life insurance	114,900	-
TOTAL NON-CURRENT ASSETS	203,469	14,183

TOTAL ASSETS	$7,943,332	$8,212,095

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving lines of credit	$3,086,119	$3,801,067
Current portion of long-term bank loan	154,476	154,069
Accounts payable, trade	1,216,196	1,046,982
Accrued liabilities and other payables	404,831	294,985
Income tax payable	99,649	63,323
Amount due to a director	173,529	150,212
TOTAL CURRENT LIABILITIES	5,134,800	5,510,638

NON-CURRENT LIABILITIES
Long-term bank loan	334,027	462,208
TOTAL NON-CURRENT LIABILITIES	334,027	462,208

TOTAL LIABILITIES	5,468,827	5,972,846

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value;
50,000,000 preferred shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value;
450,000,000 shares authorized;
200,000 shares issued and outstanding, respectively	200	200
Additional paid-in capital	644,300	644,300
Retained earnings	1,866,278	1,623,456
Accumulated other comprehensive loss	(36,273)	(28,707)
TOTAL STOCKHOLDERS' EQUITY	2,474,505	2,239,249

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,943,332	$8,212,095

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Income
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010

Revenues, net	$3,227,324	$5,613,059	$13,463,125	$15,892,146

Cost of revenue	(3,081,749)	(5,099,098)	(11,995,370)	(14,585,267)

Gross profit	145,575	513,961	1,467,755	1,306,879

General and administrative expenses	275,840	312,463	874,681	796,890

Total operating expenses	275,840	312,463	874,681	796,890

(LOSS) INCOME FROM OPERATIONS	(130,265)	201,498	593,074	509,989

Other income (expense):
Foreign exchange loss, net	(4,472)	(105,560)	(182,888)	(21,304)
Interest income	110	129	345	379
Interest expense	(44,177)	(31,509)	(118,807)	(108,930)
Other income	-	(163)	-	71,439

(LOSS) INCOME BEFORE INCOME TAXES	(178,804)	64,395	291,724	451,573

Income tax credit (expense)	29,175	(12,783)	(48,902)	(76,568)

NET (LOSS) INCOME	(149,629)	51,612	242,822	375,005

Other comprehensive income (loss):
- Unrealized holding gain (loss) on available-for-sales securities	7,323	12,309	(12,443)	(7,499)
- Foreign currency translation adjustment	797	(7,439)	4,877	(5,113)

COMPREHENSIVE (LOSS) INCOME	$(141,509)	$56,482	$235,256	$362,393

Net income per share - Basic and diluted	$(0.75)	$0.26	$1.21	$1.88

Weighted average common shares outstanding
during the period - Basic and diluted	200,000	200,000	200,000	200,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE  NINE MONTHS ENDED DECEMBER 31, 2011
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Common stock		Additional		Accumulated other	Total stockholders’
	Shares	Amount	paid in capital	Retained earnings	comprehensive loss	equity

Balance as of March 31, 2010	200,000	$200	$644,300	$1,291,377	$(23,597)	$1,912,280

Net income for the period	-	-	-	332,079	-	332,079

Unrealized gain on available-for-sales securities	-	-	-	-	1,345	1,345

Foreign currency translation adjustment	-	-	-	-	(6,455)	(6,455)

Balance as of March 31, 2011	200,000	$200	$644,300	$1,623,456	$(28,707)	$2,239,249

Net income for the period	-	-	-	242,822	-	242,822

Unrealized loss on available-for-sales securities	-	-	-	-	(12,443)	(12,443)

Foreign currency translation adjustment	-	-	-	-	4,877	4,877

Balance as of December 31, 2011	200,000	$200	$644,300	$1,866,278	$(36,273)	$2,474,505
		-	-	-	-	-

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Cash Flows
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Nine months ended December 31,
	2011	2010
Cash flow from operating activities:
Net income	$242,822	$375,005
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,960	6,285
Amortization on premium charge on life insurance	19,792	-
Changes in operating assets and liabilities:
Accounts receivable	176,722	(1,904,916)
Inventories	(4,079)	70,404
Prepayments, deposits and other receivables	35,726	119,962
Accounts payable, trade	169,214	481,148
Accrued liabilities and other payables	109,846	(793,226)
Income tax payable	36,326	74,076

Net cash provided by (used in) operating activities	792,329	(1,571,262)

Cash flows from investing activities:
Purchase of life insurance	(775,304)	-
Purchase of marketable securities	-	(339,738)
Purchase of plant and equipment	-	(3,506)

Net cash used in investing activities	(775,304)	(343,244)

Cash flows from financing activities :
(Repayment of) proceeds from revolving lines of credit	(714,948)	1,517,004
Change in restricted cash	(1,774)	(46,347)
Draw down from long-term insurance policy loan	534,076	-
Repayment of long-term bank loans	(127,774)	(115,810)
Advances from a director	23,317	731,666

Net cash (used in) provided by financing activities	(287,103)	2,086,513

Effect of exchange rate changes on cash and cash equivalents	5,342	(504)

Net change in cash and cash equivalents	(264,736)	171,503
Cash and cash equivalents, beginning of period	289,076	100,512
Cash and cash equivalents, end of period	$24,340	$272,015
	-
Supplemental disclosure of cash flow information:
Interest paid	$118,807	$2,492
Income tax paid	$-	$100,585

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

In the opinion of management, the consolidated balance sheet as of March 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2012 or for any future period.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

As of December 31, 2011 and March 31, 2011, the Company maintained minimum cash balances of $651,877 and $650,103 in pledged deposit accounts as collateral for the revolving lines of credit and long-term bank loan provided by financial institutions in Hong Kong.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

Depreciation expense for the three months ended December 31, 2011 and 2010 was $1,989 and $2,384, respectively.

Depreciation expense for the nine months ended December 31, 2011 and 2010 was $5,960 and $6,285, respectively.

●	Cash value of life insurance

The cash value of life insurance relates to the Company-owned life insurance policies on a current executive officer, which is stated at the cash surrender value of the contract, net of policy loans.

●	Impairment of long-lived assets

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including plant and equipment and life insurance policy held by the Company, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented. There has been no impairment as of December 31, 2011.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to customers, purchase returns and sales commissions. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $107,707 and $171,368 for the nine months ended December 31, 2011 and 2010, respectively, which are recorded in cost of revenue.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

For the three and nine months ended December 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the nine months ended December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Period-end HK$: US$1 exchange rate	7.7682	7.7832
Period average HK$: US$1 exchange rate	7.7779	7.7714

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three and nine months ended December 31, 2011 and 2010, the Company operates one reportable business segment in Hong Kong.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

NOTE – 4                      MARKETABLE SECURITIES

Marketable securities consist of:
	December 31,	March 31
	2011	2011
	(Unaudited)	(Audited)
13,127.21 shares, Franklin Templeton Global Total Return Fund (A-EUR):
At original cost	$322,033	$322,033
Unrealized holding (loss) gain	(12,428)	1,345
Add: foreign currency translation adjustment	835	-
Fair value	$310,440	$323,378

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

A summary of net cash value of life insurance as of December 31, 2011 is reported as below:

Cash surrender value of life insurance	$614,391
Less: policy loans balances outstanding	(534,075)

Cash value of life insurance, net	80,316

As of December 31, 2011, the maturities of the policy loans for the next five years and thereafter are as follows:

Years ending December 31:
2012	$77,995
2013	77,995
2014	77,995
2015	77,995
2016	77,995
Thereafter	144,100

Total policy loans balances	$534,075

For the nine months ended December 31, 2011, the HIBOR is 0.59% per annum.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 6                      ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consists of:
	December 31,	March 31,
	2011	2011
	(Unaudited)	(Audited)

Accounts receivable, trade	$6,073,667	$6,250,353
Less: allowance for doubtful accounts	(13,746)	(13,710)
Accounts receivable, net	$6,059,921	$6,236,643

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need for an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the three and nine months ended December 31, 2011 and 2010, there was no provision for doubtful accounts charged to operations.

NOTE – 7                      PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consist of:

	December 31,	March 31,
	2011	2011
	(Unaudited)	(Audited)

Purchase deposits to vendors	$530,999	$570,281
Rental and utilities deposits	50,479	50,346
Current portion of prepaid life insurance expense	26,220	-
Other receivables	9,333	5,910
Total	$617,031	$626,537

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 8                      REVOLVING LINES OF CREDIT

Revolving lines of credit consist of:

	December 31,	March 31,
	2011	2011
	(Unaudited)	(Audited)
Payable to financial institutions in Hong Kong:
The Hongkong and Shanghai Banking Corporation Limited	$1,380,447	$2,001,391
Shanghai Commercial Bank Limited	384,082	345,309
	1,764,529	2,346,700
Payable to Tai Wah Timber Factory Limited and Glory Idea Investment Limited (under supplier agreements)	1,321,590	1,454,367

Total	$3,086,119	$3,801,067

The credit facility with The Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,930,950), which bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 2% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities (see note 4) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 2.21% and 2.21% per annum for the nine months ended December 31, 2011 and 2010, payable monthly.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 3,500,000 (approximately $450,555), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.50% and 2.65% per annum for the nine months ended December 31, 2011 and 2010, payable monthly.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE – 9                      LONG-TERM BANK LOAN

In March 2010, the Company received an installment loan of HK$6,000,000 (approximately $772,380) from The Hongkong and Shanghai Banking Corporation Limited for working capital purposes. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of HK$100,000 (approximately $12,873) each and will mature on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, director of the Company.

Maturities of the long-term bank loan for each of the four years following December 31, 2011 are as follows:

Year ending December 31:
2012	$154,476
2013	154,476
2014	154,476
2015	25,075
Total	$488,503

NOTE – 10                      AMOUNT DUE TO A DIRECTOR

As of December 31, 2011 and March 31, 2011, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment.

NOTE – 11                      INCOME TAXES

For the six months ended September 30, 2011 and 2010, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Nine months ended December 31,
	2011	2010
Tax jurisdictions from:
- Local	$-	$-
- Foreign	291,724	451,573
Income before income taxes	$291,724	$451,573

Provision for income taxes consisted of the following:

	Nine months ended December 31,
	2011	2010
Current:
- Local	$-	$-
- Foreign	48,902	76,568

Deferred:
- Local	-	-
- Foreign	-	-
Income tax expenses	$48,902	$76,568

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the nine months ended December 31, 2011 and 2010, the Company had no operations in the United States of America.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the nine months ended December 31, 2011 and 2010, GDI had no operations in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of the statutory income tax rate to the effective income tax rate based on income before income taxes from foreign operations for the nine months ended December 31, 2011 and 2010 are as follows:

	Nine months ended December 31,
	2011	2010

Income before income taxes	$291,724	$451,573
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	48,134	74,509
Tax effect of non-deductible expenses	983	1,037
Tax effect of depreciation allowances	(215)	(486)
Under provision for prior years	-	1,508
Income tax expenses	$48,902	$76,568

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There were no significant temporary differences as of December 31, 2011 and no deferred tax assets or liabilities have been recognized.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Nine months ended December 31,
	2011	2010
Revenue, net:
- The PRC (including Hong Kong)	$9,913,277	$11,798,529
- Middle East	1,193,672	1,431,316
- India	658,079	806,862
- Europe	744,236	666,061
- Others	953,861	1,189,378
Total	$13,463,125	$15,892,146

All of the Company’s long-lived assets are located in Hong Kong.

NOTE – 13                      CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)             Major customers

For the three and nine months ended December 31, 2011 and 2010, customers accounting for 10% or more of the Company's revenues and their outstanding accounts receivable balances at period-end date, are presented as follows:

	Three months ended December 31, 2011		December 31, 2011
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$1,982,963	62%	$603,062
Customer B	308,007	10%	30,703
Total	$2,290,970	72%	$633,765

	Nine months ended December 30, 2011		December 31, 2011
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$7,272,202	54%	$603,062
Customer C (Vendor A )	2,641,076	20%	4,884,471
Total	$9,913,278	74%	$5,487,533

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended December 31, 2010		December 31, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$2,473,231	44%	$982,650
Customer B	1,192,495	21%	5,841,410
Total	$3,665,726	65%	$6,824,060

	Nine months ended December 31, 2010		December 31, 2010
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$8,961,714	56%	$982,650
Customer B	2,548,640	16%	5,841,410
Total	$11,510,354	72%	$6,824,060

(b)             Major vendors

For the three months ended December 31, 2011, vendors accounting for 10% or more of the Company’s purchases and their outstanding accounts payable balances at period-end date, are presented as follows:

	Three months ended December 31, 2011		December 31, 2011
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer C)	$963,724	33%	$-
Vendor B	475,763	16%	-
Vendor C	340,938	12%	-
Total	$1,780,415	61%	$-

For the nine months ended December 31, 2011, one vendor represented more than 10% of the Company’s purchases. This vendor accounted for 26% of purchases amounting to $3,001,885 with $0 of accounts payable as of December 31, 2011.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

The Company’s interest-rate risk arises from revolving lines of credit and other borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates of its variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2011, most of the Company’s borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Notes 7 and 8.

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

NOTE – 14                      COMMITMENTS AND CONTINGENCIES

(a)             Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2013. Total rent expense for the nine months ended December 31, 2011 and 2010 was $85,160 and $77,682, respectively.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)
As of December 31, 2011, the Company has future minimum rental payments under various non-cancelable operating leases in the next two years, as follows:

Year ending December 31:
2012	$85,163
2013	8,067
Total	$93,230

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

On June 18, 2011, GDWPCL through its local attorney put forward a sanctioned offer to CCGL and Mr. Yip that GDWPCL and Mr. Lee would accept a payment of approximately $547,250 (equivalent to HK$4,251,182) (inclusive of interest) plus costs of the action and the counterclaim in full and final settlement of the main action.

Pursuant to the legal opinion of the attorney of GDWPCL, both defence of GDWPCL and Mr. Lee are of merits. The case will go to the High Court on October 3, 2012 (Hearing dates of October 3 to 11, 2012 is reserved) and the pre-trial review is scheduled to be heard on July 5, 2012 by Deputy High Court Judge Mimmie Chan.

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

Results of Operations

Three Months Ended December 31, 2011 as Compared to Three Months Ended December 31, 2010

The following table summarizes the results of our operations during the three months ended December 31, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended December 31, 2011 to the three months ended December 31, 2010.

	Three Months Ended December 31,		$ Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue, net	$3,227,324	$5,613,059	$(2,385,735)	$(43%)
Cost of Revenue	(3,081,749)	(5,099,098)	(2,017,349)	(40%)
Gross Profit	145,575	513,961	(368,386)	(72%)
General and Administrative Expenses	(275,840)	(312,463)	(36,623)	(12%)
Total Operating Expenses	(275,840)	(312,463)	(36,623)	(12%)
(Loss) Income from Operations	(130,265)	201,498	(331,763)	(165%)
Other Expenses	(48,539)	(137,103)	(88,564)	(65%)
(Loss) Income before Income Tax	(178,804)	64,395	(243,199)	(378%)
Income Tax Credit (Expense)	29,175	(12,783)	41,958	328%
Net (Loss) Income	$(149,629)	$51,612	$(201,241)	$(390%)

Revenue

Revenue for the three months ended December 31, 2011 was $3,227,324, a decrease of $2,385,735 or 43% from $5,613,059 for the comparable period in 2010. The decrease was largely due to the $1,374,756 decrease in sales to the Company’s largest two customers from $3,665,726 in the three months ended December 31, 2010 to $2,290,970 in the three months ended December 31, 2011.

Cost of revenue and gross profit

Cost of revenue for the three months ended December 31, 2011 was $3,081,749, a decrease of $2,017,349 or 40% from $5,099,098 for the comparable period in 2010. This decrease was primarily attributable to a decrease in sales. The gross profit margin for the three months ended December 31, 2011 also decreased to 4.51% from 9.16% for the comparable period in 2010. The decrease was primarily attributable to a decrease in sales.

Gross profit for the three months ended December 31, 2011 was $145,575, a decrease of $368,386 or 72% from $513,961 for the comparable period in 2010.  The decrease was primarily attributable to decrease in sales and decrease in purchase cost.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2011 were $275,840, a  decrease of $36,623 or 12% from $312,463 for the comparable period in 2010. The decrease was primarily attributable to a decrease in professional fees.

Other Expenses

Other expenses for the three months ended December 31, 2011 were $48,539, a decrease of $88,564 or 65% from $137,103 for the comparable period in 2010. The decrease was primarily attributable to decrease in net foreign exchange loss. .Net foreign exchange loss for the three months ended December 31, 2011 was $4,472, a decrease of $101,088 or 96% from $105,560 for the comparable period in 2010.

(Loss) income before income tax and income tax credit (expense)

 Loss before income tax for the three months ended December 31, 2011 was $178,804, a decrease of $243,199 or 378% from an income before tax of $64,395 for the comparable period in 2010. The decrease was in line with the overall decrease in sales, general and administrative expenses and other expenses.

Income tax expense

For the three months ended December 31, 2011, the Company had a tax credit of $29,175 as compared to an income tax expense of $12,783 for the comparable period in 2010, a decrease of $41,958 or 328%. The decrease was primarily attributable to the Company incurred loss before income tax for the three months ended December 31, 2011.

Net (Loss) Income

Net loss for the three months ended December 31, 2011 was $149,629, a decrease of $201,241 or 390% from a net income of $51,612 for the comparable period in 2010. The decrease was primarily attributable to less sales demand in the global market.

Comparison of the Nine Months Ended December 31, 2011 and 2010

 The following table summarizes the results of our operations during the nine months ended December 31, 2011 and 2010, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended December 31, 2011 to the nine months ended December 31, 2010.

	Nine Months Ended December 31,		$ Increase /	% Increase /
	2011	2010	(Decrease)	(Decrease)
Revenue, net	$13,463,125	$15,892,146	$(2,429,021)	$(15%)
Cost of Revenue	(11,995,370)	(14,585,267)	(2,589,897)	(18%)
Gross Profit	1,467,755	1,306,879	160,876	12%
General and Administrative Expenses	(874,681)	(796,890)	77,791	10%
Total Operating Expenses	(874,681)	(796,890)	77,791	10%
Income from Operations	593,074	509,989	83,085	16%
Other (Expenses) / Income	(301,350)	(58,416)	242,934	416%
Income before Income Tax	291,724	451,573	(159,849)	(35%)
Income Tax Expense	(48,902)	(76,568)	(27,666)	(36%)
Net Income	242,822	$375,005	$(132,183)	$(35%)
Revenue

Revenue for the nine months ended December 31, 2011 was $13,463,125, a decrease of $2,429,021 or 15% from $15,892,146 for the comparable period in 2010. This decrease was primarily attributable to less sales demand in the global market during the three months ended December 31, 2011.

Cost of revenue and gross profit

Cost of revenue for the nine months ended December 31, 2011 was $11,995,370, a decrease of $2,589,897 or 18% from $14,585,267 for the comparable period in 2010. This decrease was primarily attributable to a decrease in sales.

Gross profit for the nine months ended December 31, 2011 was $1,467,755, an increase of $160,876 or 12% from $1,306,879 for the comparable period in 2010. This increase was primarily attributable to a decrease in purchase cost. The gross profit margin for the nine months ended December 31, 2011 also increased to 11% from 8% for the comparable period in 2010. The increase was primarily attributable to a decrease in purchase cost.

General and Administrative

General and administrative expenses for the nine months ended December 31, 2011 was $874,681, an increase of $77,791 or  10% from $796,890 for the comparable period in 2010. This increase was primarily attributable to an increase of travelling expenses and professional fees.

Other Expenses

Other expenses for the nine months ended December 31, 2011 was $301,350, an increase of $242,934 or 416% from $58,416 for the comparable period in 2010. The increase was primarily attributable to increase in net foreign exchange loss. Net foreign exchange loss for the nine months ended December 31, 2011 was $182,888, an increase of $161,584 or 758% from a foreign exchange loss, net, of $21,304 for the comparable period in 2010.  The loss incurred in 2011 was primarily resulted from the effect of increase in the Euro exchange rate (versus the Hong Kong dollar) as most of the accounts payable of the Company were denominated in Euros.

Income before income tax and income tax expense

Income before income tax for the nine months ended December 31, 2011 was $291,724, a decrease of $159,849 or 35% compared to income of $451,573 for the comparable year in 2010. The decrease was primarily attributable to a decrease in sales and increase in net foreign exchange loss as discussed above. For the nine months ended December 31, 2011, the provision for income taxes was $48,902, a decrease of $27,666 or 36% compared to $76,568 for the comparable year in 2010.

Net income

Net income for the nine months ended December 31, 2011 was $242,822, a decrease of $132,183 or 35% from net income of $375,005 for the comparable period in 2010. The decrease was primarily attributable to less sales demand in the global market, increase in general and administrative expenses and net foreign exchange loss as discussed above.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the nine months ended December 31, 2011 was $289,076 and decreased to $24,340 by the end of the period, a decrease of $264,736 or 92%. The decrease was primarily attributable to repayment of revolving lines of credit and purchase of life insurance policy on a current executive officer of the Company.

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended December 31, 2011 was $792,329, an increase of $2,363,591 or 150% from $1,571,262 net cash used in operating activities for the comparable period in 2010.  The increase was primarily attributable to the $2,081,638 positive swing ($176,722 and ($1,904,916) for the nine months ended December 31, 2011 and 2010, respectively) in change in accounts receivable, the 903,072 positive swing ($109,846 and ($793,226) for the nine months ended December 31, 2011 and 2010, respectively) in change in accrued liabilities and other payables, and offset by the $74,483 negative swing (($4,079) and $70,404 for the nine months ended December 31, 2011 and 2010, respectively) in change in inventories.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended December 31, 2011 was $775,304, an increase of $432,060 or 126% from $343,244 for the comparable period in 2010. The increase was majorly attributable to the purchase of life insurance policy on a current executive officer of the Company and no further investment in marketable securities in the nine months ended December 31, 2011.

Net cash (used in) provided by financing activities

Net cash used in financing activities for the nine months ended December 31, 2011 was $287,103, a negative swing of $2,373,616 or 114% from cash provided by financing activities of $2,086,513 for the comparable period in 2010.  The decrease was attributable to the $2,231,952 negative swing (($714,948) and $1,517,004 for the nine months ended December 31, 2011 and 2010, respectively) with regards to the repayment of revolving lines of credit and the $708,349 decrease ($23,317 and $731,666 for the nine months ended December 31, 2011 and 2010, respectively) in less advances from a director and the $11,964 decrease (($127,774) and ($115,810) for the nine months ended December 31, 2011 and 2010, respectively) in repayment of long-term bank loans offset by draw down from long-term bank loan of $534,076 and the $44,573 increase (($1,774) and ($46,347) for the nine months ended December 31, 2011 and 2010, respectively) on the change in restricted cash.

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

As of December 31, 2011 and March 31, 2011, the accounts receivable balance transferred from Customer A to Party B was $560,926 and $8,469,215, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of December 31, 2011
	Customer A	Party B
Accounts receivable	$1,419,625	$4,067,908
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(816,563)	816,563
Accounts receivable, net	$603,062	$4,884,471

	As of March 31, 2011
	Customer A	Party B
Accounts receivable	$9,488,528	$2,820,304
Accounts payable	-	(6,400,919)
Add (less): Transfer of accounts receivable from Customer A to Party B	(8,469,215)	8,469,215
Accounts receivable, net	$1,019,313	$4,888,600

As of September 30, 2011 and March 31, 2011, the aging analysis of Party B is as follow:

	As of
	December 31, 2011	March 31, 2011
0-90 days	$375,503	$1,302,674
91-180 days	2,077,051	1,756,474
181-270 days	770,682	1,343,477
271-360 days	1,164,968	485,975
Over 360 days	496,267	-
Total	$4,884,471	$4,888,600

We have also received cash settlement of approximately $0 and recognized purchases of approximately $90,499 due to Party B in January 2012.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,605,063 and $2,687,274 at December 31, 2011 and March 31, 2011, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of December 31, 2011, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of December 31, 2011, the Company has a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $384,082, a revolving line of credit with Hongkong and Shanghai Banking Corporation Limited with an outstanding balance of $1,380,447, and a trade financing payable to Tai Wah Timber Factory Limited and its related company, Glory Idea Investment Limited in an aggregate of $1,321,590. If we are to acquire another business or further expand our operations, we will need additional capital.

Bank Credit Facilities

The credit facility with The Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,930,950), which bears interest at a rate of 2% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 2% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 2.21% and 2.21% per annum for the nine months ended December 31, 2011 and 2010, payable monthly.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$3,500,000 (approximately $450,555), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.50% and 2.65% per annum for the nine months ended December 31, 2011 and 2010, payable monthly.

From time to time, the Company receives advances from Mr. Kwok Leung Lee, the Company’s chairman of the board of directors, and his affiliates. The related liability balances ($173,529 and $150,212 at December 31, 2011 and March 31, 2011, respectively) are unsecured, interest-free, and have no fixed terms of payment.

On July 27, 2011, the Company purchased a single premium universal life insurance policy on the life of its president for $766,870. The policy provides for $4,000,000 coverage, a guaranteed minimum interest rate of 3% (4.8 % for the first year), an initial policy charge of 6% ($46,012), policy expense charge (approximately $970 per month for the first year), and surrender charges ranging from $114,900 in the first year to $7,660 in the 15th year. The policy secures the Company’s indebtness of $534,075 to The HongKong and Shanghai Banking Corporation Limited

Financing Arrangement

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

As of December 31, 2011 and March 31, 2011, the outstanding balance was $1,321,590 and $1,454,367.

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

Our accounts receivable represents approximately 45% of our revenue.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                      CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2011 based on the material weaknesses defined below.

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

On June 18, 2011, GDWPCL put forward a sanctioned offer to CCGL and Mr. Yip whereby GDWPCL and Mr. Lee would accept a settlement of approximately $547,250 (equivalent to HK$4,251,182) (inclusive of interest) plus costs of the action and the counterclaim to be taxed if not agreed in full and final settlement of the main action. The due date for CCGL and Mr. Yip to reply will be on July 15, 2011.

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

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      (REMOVED AND RESERVED).

ITEM 5.                      OTHER INFORMATION.

None.

ITEM 6.                      EXHIBITS.

EXHIBIT NO.	DESCRIPTION
31.1	Certificate of Principal Executive Officer and Principal Financial Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certificate of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: February 21, 2012	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer )