Form 10-K
period 2012-03-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2012-12-13
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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
☐   Yes           ☒ No

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
☐   Yes           ☒   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (50,000 shares) as of September 30, 2011 was $0, since our securities did not trade during the fiscal year ended March 31, 2012 and we have not recently sold any securities in a private transaction.

As of December 10, 2012, there are presently 200,000 shares of common stock, par value $0.001 issued and outstanding.

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

Principal Products

We import wood logs and veneer from various countries and regions, including the United States, West Africa, Europe, and South China.  These imports are used in wood products such as furniture, flooring, wooden doors and musical instruments.  Currently we export approximately 73.85% of our products to two (2) wood distributors in Southern China, with the remaining 26.15% exported to approximately 30 customers located throughout the world, including India, Italy, and the United Arab Emirates.

Approximately 55% of the wood products we trade are various species of logs, 35% are veneer, 5% are lumber, and 5% are fancy plywood.

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

With our limited financial capacity, we are not able to offer a great variety of species of wood products or services such as open credit and    warehouse facilities to make us stand above our competition, however we have chosen to refine and enhance the availability of the number of types of wood logs and veneers that fall within our capability to import/export.   We are currently in the process of developing a unique website portal to facilitate the veneer trading business by building a platform for finding the right product in the right place within a short time.    The portal will at the same time enable suppliers to reach all potential customers effectively to sell to the right customer for a better price.   We are currently in the research and development stage of the development of this portal and do not believe we will be able to commercialize the portal during the fiscal year ended March 31, 2013.

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

Customers

Presently we rely on two major customers in Southern China.   While currently approximately 75% of our business is generated from these two distributors, these relationships are long-term and have become mutually beneficial.  One party without the other is harmful to not only Green Dragon but the distributor. We believe that in the future we will not have to rely on any one or a limited number of customers for our business. We expect to increase our customer base as we continue to grow our business. Our target markets are not limited geographically so we have been able to expand our client base and steadily increase our revenues.

To assist our expansion efforts, we also plan to participate in more sales exhibitions and higher more experienced sales and marketing personnel.

For the years ended March 31, 2012 and 2011, our principal customer, which accounted for 57% and 56% of our revenue, respectively, was Rong Ze Wood Company.  Our other major customer, Bo Tao Mu Ye Company, accounted for approximately 18% and 17% of our revenue for the years ended March 31, 2012 and 2011, respectively.

Suppliers

We work with more than 50 different suppliers throughout the world.  We maintain a strong relationship with our suppliers and their trust and willingness to work with us has given us a competitive edge over other companies in our industry trading companies.

For the years ended March 31, 2012 and 2011, our principal supplier, which accounted for 25% and 20% of our purchases, respectively, was Bo Tao Mu Ye Company.

Research and Development

During the last two fiscal years no money was spent directly on research and development. We have, however, spent minimal monies on travel expenses for our President to inspect wood from different suppliers and approximately $300 (HK$ 2,300) for IT technology maintenance.

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

The import/export of our wood logs to and from the United States are subject to a number of U.S. laws, including the National Environmental Policy Act (NEPA) and the National Forest Management Act (NFMA). We are most impacted by NFMA.  This act dictates that the forest service can sell timber on national forest land to private entities only under the following conditions:

●	They can sell timber at no less than its appraised value;
●	They must advertise all sales unless extraordinary conditions exist or the appraised value is less than $10,000;
●	They must provide a prospectus with detailed information to prospective buyers;
●	They must ensure open and fair competition in the bidding process and eliminate collusive bidding practices; and
●	They must promote orderly harvesting (usually requiring harvesting within a 3-5 year period).

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

Employees

As of March 31, 2012, we have 5 regular paid full-time employees.   We currently have no key employees, other than Mr. Lee, our President and Chairman of the Board, and Ms. Law, a Director. Our employees are paid regular salaries for their employment with GDWPCL.   They do not receive stock benefits for their performance. There are no key consulting contracts with any individuals or companies at this time.

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

Item 1A.	Risk Factors.

Risks Related To Our Business

We engage in importing/exporting wood products which involves a high degree of risk.

The wood importing/exporting industry is significantly affected by changes in economic and other conditions, such as:

●	Geographical availability;
●	Seasonal availability;
●	Cutting seasons;
●	The popularity of a wood species at any a given time; and
●	Macroeconomic cycles.

These factors can negatively affect the supply of, demand for and pricing of our wood products. We are also subject to a number of factors, many of which are beyond our control, including:

●	Delays in suppliers’ delivery of the raw materials to us;
●	Changes in governmental regulations regarding the importing and exporting of our products;
●	Increases in shipping costs; and
●	A shortage of raw wood.

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

We currently rely on 2 customers for approximately 75% and 73% of our revenue for the fiscal year ended March 31, 2012 and 2011, respectively.  Any disruption in the relationships between us and these clients would adversely affect our business.  In the event of any disruption and loss of business from one or both of these clients, purchasers of our stock would be at risk to lose most or all of their investment.

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

We, through our subsidiaries GDI or GDWPCL, may review acquisition and strategic investment prospects that we believe would complement the current product offerings of GDWPCL, augment its market coverage or enhance its technical capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we, through our subsidiaries, GDI or GDWPCL, expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect that when we raise funds from investors for any of these purposes we will be either the issuer or the primary obligor. In the event of any future acquisitions, we could:

●	issue equity securities which would dilute current stockholders’ percentage ownership;
●	incur substantial debt;
●	assume contingent liabilities; or
●	expend significant cash.

 These actions could have a material adverse effect on our operating results or the price of our common stock. Moreover, even if through our subsidiaries GDI or GDWPCL, we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. Acquisitions and investment activities also entail numerous risks, including:

●	difficulties in the assimilation of acquired operations, technologies and/or products;
●	unanticipated costs associated with the acquisition or investment transaction;
●	the diversion of management’s attention from other business concerns;
●	adverse effects on existing business relationships with suppliers and customers;
●	risks associated with entering markets in which GDWPCL has no or limited prior experience;
●	the potential loss of key employees of acquired organizations; and
●	substantial charges for the amortization of certain purchased intangible assets, deferred stock compensation or similar items.

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

Competition for senior management and senior personnel in Hong Kong is intense, the pool of qualified candidates in the Hong Kong is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition.  We expect to hire additional sales and plant personnel throughout fiscal year 2013 in order to accommodate our growth.

Our operating results may fluctuate as a result of factors beyond our control.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

●	the costs of wood products;
●	seasonality or effect of natural disasters on the availability of our raw materials;
●	the relative speed and success with which we can obtain and maintain customers, merchants and vendors for our products;
●	capital expenditure for equipment;
●	marketing and promotional activities and other costs;
●	changes in our pricing policies, suppliers and competitors;
●	the ability of our suppliers to provide products in a timely manner to their customers;
●	changes in operating expenses;
●	increased competition in the import/export markets; and
●	other general economic and seasonal factors.

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

As of December 11, 2012, there were 200,000 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 75% of our common stock. Mr. Kwok Leung Lee, our President, beneficially owns approximately 60% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Lee’s interests may differ from those of other stockholders. Furthermore, ownership of 75% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock as quoted on the Pink Sheets.

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

Legal remedies, which may be available to the investor, are as follows:

●	If penny stocks are sold in violation of the investor's rights listed above, or other federal or state securities laws, the investor may be able to cancel his purchase and get his money back.
●	If the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.
●	If the investor has signed an arbitration agreement, however, s/he may have to pursue a claim through arbitration.

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

Our principal business location is at Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong.  We own our furniture, computers, ancillary equipment, and office supplies.   We occupy approximately 1,296 square feet under a two-year lease, expiring in February 2013 that costs $27,216 Hong Kong dollars or approximately $3,505 USD per month.  At the present time we do not have a showroom for our customers.

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

On January 26, 2011, the High Court of the Hong Kong Special Administrative Region granted leave to Mr. Yip and CCGL to set the case down for a 7-day trial. The hearing occurred in October 2012 and the parties are waiting for the judgment of the court. In the opinion of Company management, the resolution of this matter will not have a material effect on the Company’s future financial statements.
  `
Other than as disclosed above, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.	Mine Safety Disclosures.

 Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

As of December 11, 2012, we had approximately 27 shareholders of record of our common stock, including the shares held in street name by brokerage firms.(there is no change please put back the old figures)

 Penny Stock Regulations

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

Dividends

Cash dividends have not been paid during the fiscal years ended March 31, 2012 and 2011. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended March 31, 2012.

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

Results of Operations

For the Year Ended March 31, 2012 as Compared to the Year Ended March 31, 2011

The following table summarizes the results of our operations during the years ended March 31, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) from the year ended March 31, 2012 to the year ended March 31, 2011.

	Year Ended March 31,		Increase /	% increase /
	2012	2011	(Decrease)	(decrease)
Revenue	$16,717,288	$20,286,870	(3,569,582)	(18)%
Cost of Revenue	15,155,580	18,675,790	(3,520,210)	(19)%
Gross Profit	1,561,708	1,611,080	(49,372)	(3)%
General and Administrative Expenses	1,036,770	1,170,999	(134,229)	(11)%
Total Operating Expenses	1,036,770	1,170,999	(134,229)	(11)%
Income from Operations	524,938	440,081	84,857	19%
Other Income / (Expense)	(374,592)	(39,788)	334,804	841%
Income before Income Tax	150,346	400,293	(249,947)	(62)%
Income Tax Expense	(38,330)	(68,214)	(29,884)	(44)%
Net Income	112,016	332,079	(220,063)	(66)%

Revenue

Revenue for the fiscal year ended March 31, 2012 was $16,717,288, a decrease of $3,569,582 or 18% from $20,286,870 for the comparable period in 2011. This decrease was primarily attributable to the global market decrease in demand for the Company's products.

Cost of revenue and gross profit

Cost of revenue for the fiscal year ended March 31, 2012 was $15,155,580, a decrease of $3,520,210 or 19% from $18,675,790 for the comparable period in 2011. This decrease was primarily attributable to the decrease in sales for the Company's product.

Gross profit for the fiscal year ended March 31, 2012 was $1,561,708, a decrease of $49,372 or 3% from $1,611,080 for the comparable period in 2011. This decrease was primarily attributable to the decrease in sales for the Company's product.  The gross profit margin for the fiscal year ended March 31, 2012 increased to 9% from 8% for the comparable period in 2011. The increase was primarily attributable to the decrease on cost of revenues set forth above.

General and Administrative

General and administrative expenses for the fiscal year ended March 31, 2012 was $1,036,770, a decrease of $134,229 or 11% from $1,170,999 for the comparable period in 2011. This decrease was primarily attributable to decrease in professional fees, bad debts and cost control measures implemented by the Company.

Income before income tax and income tax expense

Income before income tax for the year ended March 31, 2012 was $150,346, a decrease of $249,947 or 62%compared to a profit of $400,293 for the comparable year in 2011. The decrease was attributable to assessable profit decrease. For the year ended March 31, 2012, the provision for income taxes was $38,330, a decrease of $29,884or 44% compared to $68,214for the comparable year in 2011.

Net income

Net income for the fiscal year ended March 31, 2012 was $112,016, a decrease of $220,063 or 66% from $332,079 for the comparable period in 2011. This decrease was primarily attributable to the decrease in sales for the Company's products.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the fiscal year ended March 31, 2012 was $289,076 and decreased to $60,302 by the end of the period, a decrease of $228,774 or 79%. The decrease was mainly due $769,558 purchase of life insurance in investing activity offset by the $283,022 net cash provided by operating activities and $252,025 net cash provided by financing activities .  Our cash and cash equivalents as at the beginning of the fiscal year ended March 31, 2011 was $100,512 and increased to $289,076 by the end of the year, an increase of $188,564 or 188%. The increase was mainly due to an increase of $1,450,704 in cash flows from financing activities offset by $934,494 net cash used in operating activities and $327,014 net cash used in investing activities.

Net cash used in operating activities

Net cash outflow from operating activities was $283,022 for the fiscal year ended March 31, 2012, an increase of $1,217,516 or 130% from cash outflow of $934,494 for the comparable period in 2011. This increase was primarily attributable to a decrease of accounts receivable and an increase of accrued liabilities and other payables.

Net cash used in investing activities

Net cash used in investing activities was $769,558 for the fiscal year ended March 31, 2012, an increase of $442,544 or 135% from $327,014 for the comparable period in 2011. This increase was primarily attributable to the purchase of life insurance for our CEO.

Net cash provided by financing activities

Net cash provided by financing activities was $252,025 for the year ended March 31, 2012, compared to a net cash outflow of $1,450,704 for the year ended March 31, 2011, a decrease of $1,198,679 or 83%. The net cash inflow from financing activities primarily attributed by the net payments from revolving lines of credit of $419,524 for the year ended March 31, 2012 as compared to a net proceeds on revolving lines of credit of $1,683,752 for the year ended March 31, 2011.

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

As of March 31, 2012 and 2011, the accounts receivable balance transferred from Customer A to Party B was $808,473 and $ $8,469,215, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of March 31, 2012
	Customer A	Party B

Accounts receivable	$1,424,232	$3,612,173
Accounts payable	-	-
	1,424,232	3,612,173
Add (less): Transfer of accounts receivable from Customer A to Party B	(808,473)	808,473

Accounts receivable	$615,759	$4,420,646
	As of March 31, 2011
	Customer A	Party B

Accounts receivable	$9,488,528	$2,820,304
Accounts payable	-	(6,400,919)
	9,488,528	(3,580,615)
Add (less): Transfer of accounts receivable from Customer A to Party B	(8,469,215)	8,469,215

Accounts receivable	$1,019,313	$4,888,600

As of March 31, 2012 and 2011, the aging analysis of Party B is as follow:

	As of March 31,
	2012	2011

0 – 90 days	$3,092,762	$1,302,674
91 – 180 days	673,885	1,756,474
181 – 270 days	346,734	1,343,477
271 – 360 days	29,291	485,975
Over 360 days	277,974	-
Total	$4,420,646	$4,888,600

We have also received cash settlement of approximately $980,299 and recognized purchases of approximately $2,032,878 due to Party B during the subsequent period from April through October 2012.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,433,072 as of March 31, 2012.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of March 31, 2012, but from time to time, we may identify new expansion opportunities for which there will be a need for the use of cash.

Capital Resources

As of March 31, 2012, the Company has a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $381,179, a revolving line of credit with the Hongkong and Shanghai Banking Corporation Limited with an outstanding balance of $1,897,665, and a trade financing payable to Tai Wah Timber Factory Limited in an aggregate amount of $1,102,699. If we are to acquire another business or further expand our operations, we will need additional capital.

Bank Credit Facilities

The credit facility with Shanghai Commercial Bank Limited provides the available limit of $837,005, which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, the director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.25% and 5.25% per annum for the years ended March 31, 2012 and 2011, payable monthly.

The credit facility with the Hongkong and Shanghai Banking Corporation Limited provides the available limit of $1,931,550, which bears interest at a rate of 3% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 3% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, the director of the Company. The facility is secured by the cash value of the life insurance policy of the key executive and guaranteed by the Government of HKSAR. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies  and to pledge the marketable securities (see note 3) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.26% per annum for the year ended March 31, 2012, payable monthly.

The Company also received an installment loan of $772,620 from the Hongkong Shanghai Banking Corporation Limited for the working capital purpose. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of $12,877 each and will mature on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, the director of the Company and guaranteed by the Government of HKSAR. As of March 31, 2012, the outstanding long-term bank borrowings was $463,572

The Company also received an installment loan of $118,468 from Shanghai Commercial Bank . The loan bears interest at a rate of 5% over the Hong Kong Prime Rate with 12 monthly installments of principal and interest and will mature on January 31, 2013. This loan is guaranteed by the Company’s director, Mr. Lee. As of March 31, 2012, the outstanding short-term bank borrowings was $98,861.

As of March 31, 2012 and 2011, Mr. Lee, our President and Chairman, had advanced a total of $382,437 and $150,212, respectively to the Company as temporary advance.. The amount owed bears no interest and has no fixed repayment term.

Financing Arrangement

The Company has a financing arrangement with Tai Wah Timber Factory Limited which provides the borrowings for trade payable financing. Under the terms of this arrangement, the Company received the revolving line of credit with the maturities of 2 to 3 months and charged with a commission fee of 5% on each amount drawn from the line, payable monthly. An additional interest will be charged on overdue balance, if any.

As of March 31, 2012 and 2011, the outstanding balance was $0 and $747 along with accrued interest and accrued commission charge in the amount of $141,628 and $35,123, respectively.

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

Our accounts receivable represent approximately 34% of our revenue.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

Our audited consolidated financial statements for the fiscal years ended March 31, 2012 and 2011, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Green Dragon Wood Products, Inc.

We have audited the accompanying consolidated balance sheets of Green Dragon Wood Products, Inc. and its subsidiaries (“the Company”) as of March 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the years ended March 31, 2012 and 2011. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2012 and 2011 and the results of operations and cash flows for the years then ended and in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited
Certified Public Accountants

Hong Kong, China
December 3, 2012

Green Dragon Wood Products, Inc.
Consolidated Balance Sheets
As of March 31, 2012 and 2011
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Audited)

	March 31,	March 31,
	2012	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$60,302	$289,076
Restricted cash	652,087	650,103
Marketable securities	336,430	323,378
Accounts receivable, net	5,754,559	6,236,643
Inventories	122,419	72,175
Income tax recoverable	13,081	-
Prepayments, deposits and other receivables	848,928	626,537
TOTAL CURRENT ASSETS	7,787,806	8,197,912

Non-current assets:
Plant and equipment, net	6,266	14,183
Cash surrender value of life insurance, net	124,899	-
Non-current portion of prepaid life insurance	114,900	-
TOTAL NON-CURRENT ASSETS	246,065	14,183

TOTAL ASSETS	$8,033,871	$8,212,095

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving lines of credit	$3,381,543	$3,801,067
Current portion of long-term bank loan	154,524	154,069
Short-term bank loan	98,861	-
Accounts payable, trade	513,484	1,046,982
Accrued liabilities and other payables	823,885	294,985
Income tax payable	-	63,323
Amount due to a director	382,437	150,212
TOTAL CURRENT LIABILITIES	5,354,734	5,510,638

NON-CURRENT LIABILITIES
Long-term bank loan	309,048	462,208
TOTAL NON-CURRENT LIABILITIES	309,048	462,208

TOTAL LIABILITIES	5,663,782	5,972,846

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value;
50,000,000 preferred shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value;
450,000,000 shares authorized;
200,000 shares issued and outstanding, respectively	200	200
Additional paid-in capital	644,300	644,300
Retained earnings	1,735,472	1,623,456
Accumulated other comprehensive loss	(9,883)	(28,707)
TOTAL STOCKHOLDERS' EQUITY	2,370,089	2,239,249

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,033,871	$8,212,095

See accompanying notes to consolidated financial statements.

Green Dragon Wood Products, Inc.
Consolidated Statements of Operations and Comprehensive Income
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Audited)

	Years ended March 31,
	2012	2011

Revenues, net	$16,717,288	$20,286,870

Cost of revenue	15,155,580	18,675,790

Gross profit	1,561,708	1,611,080

General and administrative expenses	1,036,770	1,170,999

Total operating expenses	1,036,770	1,170,999

INCOME FROM OPERATIONS	524,938	440,081

Other income (expense):
Foreign exchange loss, net	(194,942)	(12,952)
Interest income	426	515
Interest expense	(180,112)	(131,752)
Other income	36	104,401

INCOME BEFORE INCOME TAXES	150,346	400,293

Income tax expense	(38,330)	(68,214)

NET INCOME	112,016	332,079

Other comprehensive income (loss):
- Unrealized holding gain on available-for-sales securities	12,087	1,345
- Foreign currency translation adjustment	6,737	(6,455)

COMPREHENSIVE INCOME	$130,840	$326,969

Net income per share - Basic and diluted	$0.56	$1.66

Weighted average common shares outstanding
during the year - Basic and diluted	200,000	200,000

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Audited)

	Common stock		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity

	Shares	Amount

Balance as of March 31, 2010	200,000	$200	$644,300	$1,291,377	$(23,597)	$1,912,280

Net income for the year	-	-	-	332,079	-	332,079

Unrealized gain on available-for-sales securities	-	-	-	-	1,345	1,345

Foreign currency translation adjustment	-	-	-	-	(6,455)	(6,455)

Balance as of March 31, 2011	200,000	$200	$644,300	$1,623,456	$(28,707)	$2,239,249

Net income for the year	-	-	-	112,016	-	112,016

Unrealized gain on available-for-sales securities	-	-	-	-	12,087	12,087

Foreign currency translation adjustment	-	-	-	-	6,737	6,737

Balance as of March 31, 2012	200,000	$200	$644,300	$1,735,472	$(9,883)	$2,370,089
		-	-	-	-	-

See accompanying notes to consolidated financial statements.

Green Dragon Wood Products, Inc.
Consolidated Statements of Cash Flows
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Audited)

	Years ended March 31,
	2012	2011
Cash flow from operating activities:
Net income	$112,016	$332,079
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,952	8,693
Net loss arising on changes in fair value of life insurance	19,858	-
Allowance for doubtful accounts	3,612	13,733
Write-off of uncollectible accounts receivable	-	29,712
Changes in operating assets and liabilities:
Accounts receivable	478,472	(943,124)
Inventories	(50,244)	140,533
Prepayments, deposits and other receivables	(207,642)	34,721
Income tax recoverable	(13,081)	-
Accounts payable, trade	(533,498)	125,093
Accrued liabilities and other payables	528,900	78,585
Income tax payable	(63,323)	(754,519)

Net cash provided by (used in) operating activities	283,022	(934,494)

Cash flows from investing activities:
Purchase of life insurance	(769,558)	-
Purchase of marketable securities	-	(322,583)
Purchase of plant and equipment	-	(4,431)

Net cash used in investing activities	(769,558)	(327,014)

Cash flows from financing activities :
(Repayment of) proceeds from revolving lines of credit	(419,524)	1,683,752
Change in restricted cash	(1,984)	(46,346)
Draw down from long-term insurance policy loan	495,152	-
(Repayment of) proceeds from short-term bank loan	98,861	-
(Repayment of) proceeds from long-term bank loans	(152,705)	(154,332)
(Repayment to) advances from a director	232,225	(32,370)

Net cash provided by financing activities	252,025	1,450,704

Effect of exchange rate changes on cash and cash equivalents	5,737	(632)

Net change in cash and cash equivalents	(228,774)	188,564
Cash and cash equivalents, beginning of year	289,076	100,512
Cash and cash equivalents, end of year	$60,302	$289,076
	-	-
Supplemental disclosure of cash flow information:
Interest paid	$180,112	$2,490
Income tax paid	$114,850	$131,752

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.   ORGANIZATION AND BUSINESS BACKGROUD

Green Dragon Wood Products, Inc., (the “Company” or “GDWP”) was incorporated under the laws of the State of Florida on September 26, 2007.

The Company, through its subsidiaries, mainly engages in re-sale and trading of wood logs, wood lumber, wood veneer and other wood products in Hong Kong.

Details of the Company’s subsidiaries:

	Company name	Place/date of incorporation	Particulars of issued share capital	Principal activities	Effective interest held

1.	Green Dragon Industrial Inc. (“GDI”)	British Virgin Islands (“BVI”), May 30, 2007	37,500 issued shares of common stock of US$1 each	Investment holding	100%

2.	Green Dragon Wood Products Co., Limited (“GDWPCL”)	Hong Kong, March 14, 2000	5,000,000 issued shares of ordinary shares	Re-sale and trading of wood	100%

GDWP and its subsidiaries are hereinafter referred to as the “Company”.

2.   SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

●	Basis of presentation
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
As of March 31, 2012 and 2011, the Company maintained minimum cash balances of $652,087 and $650,103 in a pledged deposit account as collateral for the revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
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

Depreciation expense for the year ended March 31, 2012 and 2011 was $7,952 and $8,693, respectively.

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
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
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
Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $374,940 and $544,591 for the years ended March 31, 2012 and 2011, respectively, which are recorded in cost of revenue.

●	Advertising cost
Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred $20,648 and $4,617 advertising expenses during the years ended March 31, 2012 and 2011.

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
The provision for income taxes is determined in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the years ended March 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2012, the Company did not have any significant unrecognized uncertain tax positions.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the year ended March 31, 2012 and 2011:

	March 31,
	2012	2011
Year-end HK$: US$1 exchange rate	7.7658	7.7887
Annual average HK$: US$1 exchange rate	7.7773	7.7754

●	Related parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting
ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the year ended March 31, 2012 and 2011, the Company operates one reportable business segment in Hong Kong.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
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

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

~ Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

~Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

~Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.   MARKETABLE SECURITIES

Marketable securities consist of:

	March 31,	March 31,
	2012	2011

13,727.21 units Franklin Templeton Global Total Return Fund (A-EUR):
At original cost	$322,033	$322,033
Unrealized holding gain	13,447	1,345
Add: foreign currency translation adjustment	950	-
Fair value	$336,430	$323,378

Marketable securities consist of investments in unit trust fund of Franklin Templeton Global Total Return Fund. Such mutual fund investments are stated at fair market value and are classified as available-for-sale, with the corresponding unrealized holding gains or losses, recorded as a separate component of other comprehensive income within stockholders’ equity. The fair value of marketable security is determined based on quoted market prices at the balance sheet date. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. These marketable securities are pledged as collateral against HK$ 15,000,000 (approximately $1,931,550) credit facility with the Hongkong and Shanghai Banking Corporation Limited (see Note 7).

4.   LIFE INSURANCE

The Company has purchased insurance on the life of a key executive officer, Mr. Kwok Leung Lee, the stockholder and director of the Company. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable. The cash surrender value of this life insurance is pledged as collateral against HK$ 15,000,000 (approximately $1,931,550) credit facility with the Hongkong and Shanghai Banking Corporation Limited (see Note 7).  Cash value of this life insurance is presented in the accompanying financial statement, net of policy loans. The loans carry interest at an effective rate of 1% per annum over 1 or 3 months Hong Kong Interbank Offered Rate (“HIBOR”), payable monthly and mature in July 2018, which are secured by the cash value of the life insurance policy.

A summary of net cash value of life insurance as of March 31, 2012 is reported as below:

Cash surrender value of life insurance	$620,051
Less: policy loans balances outstanding	(495,152)
Cash value of life insurance, net	$124,899

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of March 31, 2012, the maturities of the policy loans for the next five years and thereafter are as follows:

Years ending March 31:
2013	$78,181
2014	78,181
2015	78,181
2016	78,181
2017	78,181
Thereafter	104,247
Total policy loans balances	$495,152

For the year ended March 31, 2012, the HIBOR is 0.84% per annum.

5.   ACCOUNTS RECEIVABLE, NET

	March 31,	March 31,
	2012	2011

Accounts receivable, trade	$5,771,924	$6,250,353
Less: allowances for doubtful accounts	(17,365)	(13,710)
Accounts receivable, net	$5,754,559	$6,236,643

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the year ended March 31, 2012, the Company provided an allowance for doubtful accounts of $3,612 and wrote-off uncollectible accounts of $0.

For the year ended March 31, 2011, the Company provided an allowance for doubtful accounts of $13,733 and wrote-off uncollectible accounts of $29,712.

6.   PREPAYEMNT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	March 31,	March 31,
	2012	2011

Purchase deposits to vendors	$724,226	$570,281
Rental and utilities deposits	50,494	50,346
Current portion of prepaid life insurance expense	14,749	-
Other receivables	59,459	5,910
Total	$848,928	$626,537

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.   REVOLVING LINES OF CREDIT

Revolving lines of credit consist of:

	March 31,	March 31,
	2012	2011

Payable to financial institutions in Hong Kong:
The Hongkong and Shanghai Banking Corporation Limited	$1,897,665	$2,001,391
Shanghai Commercial Bank Limited	381,179	345,309
	2,278,844	2,346,700
Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	1,102,699	1,325,976
Glory Idea Investment Limited	-	128,391
	1,102,699	1,454,367

Total	$3,381,543	$3,801,067

The credit facility with the Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,931,550), which bears interest at a rate of 3% (2011: 2%) per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 3% (2011: 2%) per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The facility is secured by the cash value of the life insurance policy of the key executive and guaranteed by the Government of HKSAR. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities (see note 3) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.26% and 2.21% per annum for the years ended March 31, 2012 and 2011, payable monthly.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $837,005), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.25% and 5.25% per annum for the years ended March 31, 2012 and 2011, payable monthly.

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly. Additional interest is charged on any overdue balance.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.  SHORT-TERM BANK LOAN

In January 16, 2012, the Company obtained a loan of HK$ 920,000 (approximately $118,468) from Shanghai Commercial Bank. The loan bears interest at a rate of 5% over the Hong Kong Prime Rate with 12 monthly installments of principal and interest and will mature on 31 January 2013. This loan is guaranteed by the Company’s director, Mr. Lee.

9.  LONG-TERM BANK LOAN

In March 2010, the Company received an installment loan of HK$6,000,000 (approximately $772,620) from The Hongkong and Shanghai Banking Corporation Limited for working capital purposes. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of HK$100,000 (approximately $12,877) each and will mature on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, director of the Company and guaranteed by the Government of HKSAR.

Maturities of the long-term bank loan for each of the three years following March 31, 2012 are as follows:

Year ending March 31:
2013	$154,524
2014	154,524
2015	154,524
Total	$463,572

10.   AMOUNT DUE TO A DIRECTOR

As of March 31, 2012 and 2011, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment.

11.   INCOME TAXES

For the years ended March 31, 2012 and 2011, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Years ended March 31,
	2012	2011

Tax jurisdictions from:
- Local	$-	$-
- Foreign	150,346	400,293
Income before income taxes	150,346	400,293

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Provision for income taxes consisted of the following:

	Years ended March 31,
	2012	2011

Current:
- Local	$-	$-
- Foreign	38,330	68,214

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$38,330	$68,214

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America, BVI and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the years ended March 31, 2012 and 2011, the Company incurred no operation in the United States of America.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the years ended March 31, 2012 and 2011, GDI incurred no operation in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the years ended March 31, 2012 and 2011 are as follows:

	Years ended March 31,
	2012	2011

Income before income taxes	$150,346	$400,293
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	24,807	66,048

Tax effect of non-deductible expenses	12,965	1,434
Tax effect of depreciation allowances	(215)	(775)
Under provision for prior years	773	1,507

Income tax expenses	$38,330	$68,214

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of March 31, 2012 and 2011, no deferred tax assets or liabilities have been recognized.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

12.   NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the common share outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income per share. The following table sets forth the computation of basic and diluted net income per share for the years ended March 31, 2012 and 2011:

	Years ended March 31,
	2012	2011

Net income attributable to common stockholders	$112,016	$332,079

Weighted average common shares outstanding	200,000	200,000

Basic and diluted net income per share	$0.56	$1.66

There were no dilutive financial instruments for the years ended March 31, 2012 and 2011.

13.   PENSION PLAN

The Company’s subsidiary participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$20,000 (approximately $2,575). The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan. The assets of the schemes are controlled by trustees and held separately from those of the Company. The total contributions made for MPF Scheme were $7,146 and $9,445 for the years ended March 31, 2012 and 2011, respectively.

14.   SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Years ended March 31,
	2012	2011

Revenue, net:
~ The PRC (including Hong Kong)	$12,346,721	$15,088,861
~ Middle East	1,256,721	1,790,025
~ India	900,395	1,179,659
~ Europe	981,743	727,422
~ Others	1,231,708	1,500,903

Total	$16,717,288	$20,286,870

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

All of the Company’s long-lived assets are located in Hong Kong.

15.   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the years ended March 31, 2012 and 2011, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Year ended March 31, 2012		March 31, 2012
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$9,576,076	57%	$615,759
Customer B	2,939,102	18%	4,420,646
Total	$12,515,178	75%	$5,036,405

	Year ended March 31, 2011		March 31, 2011
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$11,347,240	56%	$1,019,313
Customer B	3,451,304	17%	4,888,600
Total	$14,798,544	73%	$5,907,913

(b)         Major vendors

For the years ended March 31, 2012 and 2011, the vendor who accounts for 10% or more of the Company's purchases and its outstanding accounts payable at year-end date, are presented as follows:

	Year ended March 31, 2012		March 31, 2012
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$3,709,785	25%	$-
Vendor B	1,421,141	10%	-
Total	$5,130,926	35%	$-

	Year ended March 31, 2011		March 31, 2011
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$3,627,432	20%	$-
Total	$3,627,432	20%	$-

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
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

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2012 and 2011, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 7, 8 and 9.

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

16.   COMMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2013. Total rent expenses for the years ended March 31, 2012 and 2011 was $113,618 and $104,871, respectively.

As of March 31, 2012, the Company has the future minimum rental payments of HK$527,694 (approximately $67,951) under various non-cancelable operating leases in the next twelve months.

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

On January 26, 2011, the High Court of the Hong Kong Special Administrative Region granted leave to Mr. Yip and CCGL to set the case down for a 7-day trial. The hearing occurred in October 2012 and the parties are waiting for the judgment of the court. In the opinion of Company management, the resolution of this matter will not have a material effect on the Company’s future financial statements.

17.   SUBSEQUENT EVENTS

The Company has evaluated the subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2012 based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of March 31, 2012 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2012.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2012:

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

Set forth below is certain information regarding our directors and executive officers.  Our Board of Directors is comprised of two directors. Except as described below, there are no family relationships between any of our directors or executive officers. Each of our directors is elected to serve until the next annual meeting of our shareholders and until his successor is elected and qualified or until such director’s earlier death, removal or termination.

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title

Kwok Leung Lee	44	President, Secretary, Treasurer, and Chairman of the Board

Mei Ling Law	66	Director

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

The board held 5 meeting during the fiscal year of 2012.  These meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 100 % of the total number of meetings of the board during the year. Our non-management directors did not meet in executive session during the fiscal year of 2012.

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

Audit Committee

We have not yet appointed an audit committee, and our Board of Directors currently acts as our audit committee. The Company intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during its 2013 fiscal year.

Code of Ethics

We have adopted a code of ethics as of August 31, 2007 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and are posted on our website www.greendragonglobal.com.  A copy of the Company’s code of ethics are available to any person without charge upon written request to the Company at Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong, Attn: President.

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

Nominating Procedures

During the fiscal year ended March 31, 2012 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended March 31, 2012, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our President, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years March 31, 2012 and 2011.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Kwok Leung Lee, (1) President and Director
	2012	63,553	-0-	-0-	-0-	-0-	-0-	73,145	(2)	136,698
	2011	63,534	-0-	-0-	-0-	-0-	-0-	72,041	(2)	135,575

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

Compensation of Directors

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2012 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Mei Ling Law	$15,052	$0	$15,052

Outstanding Equity Awards at Fiscal Year-End

None.

Pension and Retirement Plans

The Company’s subsidiary participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of approximately $2,573 (equivalent to HK$20,000). The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan. The assets of the schemes are controlled by trustees and held separately from those of the Company. The total contributions made for MPF Scheme were $7,146 and $9,445 for the years ended March 31, 2012 and 2011, respectively.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our President and (iv) all executive officers and directors as a group as of December 11, 2012.

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

In determining the percent of common stock owned by a person or entity on December 11, 2012, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on December 11, 2012 (200,000 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(2)	Mei Ling Law, a director, is the mother of our President and Chairman of the Board, Kwok Leung Lee.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

To the best of our knowledge there are no transactions in our fiscal year ended March 31, 2012 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

The credit facility with The Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,931,550), which bears interest at a rate of 3% (2011: 2%) per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 3% (2011: 2%) per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The facility is secured by the cash value of the life insurance policy of the key executive and guaranteed by the Government of HKSAR. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities (see note 3) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.26% and 2.21% per annum for the years ended March 31, 2012 and 2011, payable monthly.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000  (approximately $836,005), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.25% and 5.25% per annum for the years ended March 31, 2012 and 2011, payable monthly.

As of the year ended March 31, 2012, Mr. Lee, our President and Chairman, loaned a total of $382,437 to the Company as short term financing.  The amount owned bears no interest and has no fixed repayment term.

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

Audit Fee

The Company incurred, in the aggregate, approximately $53,000 and $58,000 for professional services rendered by its independent registered public accounting firm for the audit of the Company’s annual financial statements for the years ended March 31, 2012 and 2011, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during these fiscal years.

Audit-Related Fees

The Company did not incur any fees from its independent registered public accounting firm for audit-related services during the years ended March 31, 2012 and 2011.

Tax Fees

The Company did not incur any fees from its independent registered public accounting firm for tax compliance or tax consulting services during the years ended March 31, 2012 and 2011.

All Other Fees

The Company did not incur any fees from its independent registered public accounting firm for services rendered to Green Dragon, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal years ended March 31, 2012 and 2011.

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

10.2	Share Exchange Agreement, dated September 26, 2007, by and between Green Dragon Wood Products, Inc., a Florida corporation and Fit Sum Group Limited, a British Virgin Islands company. (1)

10.3	Banking Facilities Agreement, dated June 8, 2009, by and between Green Dragon Wood Products Co., Limited and Shanghai Commercial Bank Ltd. (2).

10.4	Banking Facilities Agreement, dated December 21, 2009, by and between Green Dragon Wood Products Co., Limited and Hongkong and Shanghai Banking Corporation Ltd. (2).

10.5	Banking Facilities Agreement, dated December 21, 2009, by and between Green Dragon Wood Products Co., Limited and Hongkong and Shanghai Banking Corporation Ltd. (2).

10.6	Banking Facilities Agreement, dated August 23, 2011, by and between Green Dragon Wood Products, Inc. and Tai Wah Timber Factory Limited (3).

14.1	Code of Ethics.(1)

21.1	List of Subsidiaries (filed herewith)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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
(3) Incorporated by reference to the exhibit to our annual report on Form 10-K filed with the SEC on July 15, 2011.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DRAGON WOOD PRODUCTS, INC.

Date: December 12, 2012	By:	/s/ Kwok Leung Lee
Kwok Leung Lee
President (principal executive, financial and accounting officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kwok Leung Lee	President and Chairman of the Board (principal executive, financial and accounting officer)	December 12, 2012
Kwok Leung Lee

/s/ Mei Ling Law	Director	December 12, 2012
Mei Ling Law