Form 10-Q
period 2012-06-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2013-01-16
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of January 16, 2013:  200,000

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Green Dragon Wood Products, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2012 and March 31, 2012
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	June 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$20,301	$60,302
Restricted cash	652,807	652,087
Marketable securities	328,493	336,430
Accounts receivable, net	6,517,115	5,754,559
Inventories	736,238	122,419
Income tax recoverable	-	13,081
Prepayments, deposits and other receivables	706,655	848,928
TOTAL CURRENT ASSETS	8,961,609	7,787,806

Non-current assets:
Plant and equipment, net	4,960	6,266
Cash surrender value of life insurance, net	149,750	124,899
Non-current portion of prepaid life insurance	114,900	114,900
TOTAL NON-CURRENT ASSETS	269,610	246,065

TOTAL ASSETS	$9,231,219	$8,033,871

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving lines of credit	$3,550,881	$3,381,543
Current portion of long-term bank loan	154,692	154,524
Short-term bank loan	79,170	98,861
Accounts payable, trade	1,965,761	513,484
Accrued liabilities and other payables	646,928	823,885
Income tax payable	6,450	-
Amount due to a director	8,655	382,437
TOTAL CURRENT LIABILITIES	6,412,537	5,354,734

NON-CURRENT LIABILITIES
Long-term bank loan	270,711	309,048
TOTAL NON-CURRENT LIABILITIES	270,711	309,048

TOTAL LIABILITIES	6,683,248	5,663,782

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 preferred shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 450,000,000 shares authorized; 200,000 shares issued and outstanding, respectively	200	200
Additional paid-in capital	644,300	644,300
Retained earnings	1,919,014	1,735,472
Accumulated other comprehensive loss	(15,543)	(9,883)
TOTAL STOCKHOLDERS' EQUITY	2,547,971	2,370,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,231,219	$8,033,871

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three Months ended June 30,
	2012	2011

Revenues, net	$5,843,982	$4,486,569

Cost of revenue	5,405,945	4,111,315

Gross profit	438,037	375,254

General and administrative expenses	237,813	212,880

Total operating expenses	237,813	212,880

INCOME FROM OPERATIONS	200,224	162,374

Other income (expense):
Foreign exchange loss, net	55,751	(102,715)
Interest income	113	120
Interest expense	(47,172)	(31,573)
Other income	11,072	-

INCOME BEFORE INCOME TAXES	219,988	28,206

Income tax expense	(36,446)	(4,928)

NET INCOME	183,542	23,278

Other comprehensive income (loss):
- Unrealized holding gain on available-for-sales securities	(8,301)	8,455
- Foreign currency translation adjustment	2,641	2,043

COMPREHENSIVE INCOME	$177,882	$33,776

Net income per share - Basic and diluted	$0.92	$0.12

Weighted average common shares outstanding during the year - Basic and diluted	200,000	200,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
Condensed Consolidated Statements Of Stockholders’ Equity
FOR THE THREE MONTHS ENDED JUNE 30, 2012
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Common stock		Additional paid	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	in capital	earnings	loss	equity

Balance as of March 31, 2011	200,000	$200	$644,300	$1,623,456	$(28,707)	$2,239,249

Net income for the year	-	-	-	112,016	-	112,016

Unrealized gain on available-for-sales securities	-	-	-	-	12,087	12,087

Foreign currency translation adjustment	-	-	-	-	6,737	6,737

Balance as of March 31, 2012	200,000	$200	$644,300	$1,735,472	$(9,883)	$2,370,089

Net income for the three months ended June 30, 2012	-	-	-	183,542	-	183,542

Unrealized gain on available-for-sales securities	-	-	-	-	(8,301)	(8,301)

Foreign currency translation adjustment	-	-	-	-	2,641	2,641

Balance as of June 30, 2012	200,000	$200	$644,300	$1,919,014	$(15,543)	$2,547,971

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Cash Flows
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three Months ended June 30,
	2012	2011
Cash flow from operating activities:
Net income	$183,542	$23,278
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,312	1,972
Net loss arising on changes in fair value of life insurance	5,649	-
Allowance for doubtful accounts	-	-
Write-off of uncollectible accounts receivable	-	-
Changes in operating assets and liabilities:
Accounts receivable	(762,556)	106,119
Inventories	(613,819)	8,541
Prepayments, deposits and other receivables	130,801	(437,113)
Income tax recoverable		-
Accounts payable, trade	1,452,277	267,855
Accrued liabilities and other payables	(176,957)	(61,926)
Income tax payable	19,531	(7,799)

Net cash provided by (used in) operating activities	239,780	(99,073)

Cash flows from investing activities:
Purchase of life insurance	-	-
Purchase of marketable securities	-	-
Purchase of plant and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities :
Proceeds from (repayment of) revolving lines of credit	169,338	(194,773)
Change in restricted cash	(720)	(626)
Repayment of long-term insurance policy loan	(19,029)	-
Repayment of short-term bank loan	(19,691)	-
Repayment of long-term bank loans	(38,169)	(37,982)
(Repayment to) advances from a director	(373,782)	46,455

Net cash provided by financing activities	(282,053)	(186,926)

Effect of exchange rate changes on cash and cash equivalents	2,272	1,751

Net change in cash and cash equivalents	(40,001)	(284,248)
Cash and cash equivalents, beginning of period	60,302	289,076
Cash and cash equivalents, end of period	$20,301	$4,828

Supplemental disclosure of cash flow information:
Interest paid	$47,172	$86,093
Income tax paid	$-	$12,793

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
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

In the opinion of management, the consolidated balance sheet as of March 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2013 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2012.

2.   ORGANIZATION AND BUSINESS BACKGROUD

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
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.   SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●  Basis of consolidation
The condensed consolidated financial statements include the accounts of GDWP and its subsidiaries. All inter-company balances and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

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

●  Restricted cash
As of June 30, 2012 and March 31, 2012, the Company maintained minimum cash balances of $652,087 and $652,087 in a pledged deposit account as collateral for the revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
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

Depreciation expense for the three months ended June 30, 2012 and 2011 was $1,312 and $1,972, respectively.

●  Cash Value of life insurance
The cash value of life insurance relates to the Company-owned life insurance policies on a current executive officer, which is stated at the cash surrender value of the contract, net of policy loans.

●  Impairment of long-lived assets
In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of June 30, 2012.

●  Revenue recognition
In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●  Cost of revenue
Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $36,243 and $29,330 for the three months ended June 30, 2012 and 2011, respectively, which are recorded in cost of revenue.

●  Comprehensive income
ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

For the three months ended June 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2012, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiary in Hong Kong maintains its books and record in its local currency, Hong Kong Dollar (“HK$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholders’ equity.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the three months ended June 30, 2012 and 2011:

	June 30,
	2012	2011
Period-end HK$: US$1 exchange rate	7.7574	7.7813
Period average HK$: US$1 exchange rate	7.7592	7.7748

●  Related parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●  Segment reporting
ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three months ended June 30, 2012 and 2011, the Company operates one reportable business segment in Hong Kong.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.   MARKETABLE SECURITIES

Marketable securities consist of:

	June 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)

13,727.21 shares, Franklin Templeton Global Total Return Fund (A-EUR):
At original cost	$322,033	$322,033
Unrealized holding gain	5,159	13,447
Add: foreign currency translation adjustment	1,301	950
Fair value	$328,493	$336,430

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

5.   LIFE INSURANCE

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

A summary of net cash value of life insurance as of June 30, 2012 is reported as below:

Cash surrender value of life insurance	$625,873
Less: policy loans balances outstanding	(476,123)
Cash value of life insurance, net	$149,750

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of June 30, 2012, the maturities of the policy loans for the next five years and thereafter are as follows:

Years ending June 30:
2013	$78,266
2014	78,266
2015	78,266
2016	78,266
2017	78,266
Thereafter	84,793
Total policy loans balances	$476,123

For the three months ended June 30, 2012, the HIBOR is 0.45% per annum.

6.   ACCOUNTS RECEIVABLE, NET

	June 30, 2012	March 31, 2012
	(Unaudited)	(Audited)

Accounts receivable, trade	$6,534,499	$5,771,924
Less: allowances for doubtful accounts	(17,384)	(17,365)
Accounts receivable, net	$6,517,115	$5,754,559

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the three months ended June 30, 2012 and 2011, no provision for doubtful accounts charged to operations.

7.   PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	June 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)

Purchase deposits to vendors	$646,322	$724,226
Rental and utilities deposits	50,549	50,494
Current portion of prepaid life insurance expense	3,278	14,749
Other receivables	6,506	59,459
Total	$706,655	$848,928

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.   REVOLVING LINES OF CREDIT

Revolving lines of credit consist of:

	June 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)

Payable to financial institutions in Hong Kong:
The Hongkong and Shanghai Banking Corporation Limited	$1,871,903	$1,897,665
Shanghai Commercial Bank Limited	435,948	381,179
	2,307,851	2,278,844
Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	1,243,030	1,102,699

Total	$3,550,881	$3,381,543

The credit facility with the Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,933,650), which bears interest at a rate of 3% (2011: 2%) per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 3% (2011: 2%) per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The facility is secured by the cash value of the life insurance policy of the key executive and guaranteed by the Government of HKSAR. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities (see note 4) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.28% and 2.20% per annum for the three months ended June 30, 2012 and 2011, payable monthly.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $837,915), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.25% and 3.50% per annum for the three months ended  June 30, 2012 and 2011, payable monthly.

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly. Additional interest is charged on any overdue balance.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.  SHORT-TERM BANK  LOAN

In January 16, 2012, the Company obtained a loan of HK$ 920,000 (approximately $118,597) from Shanghai Commercial Bank. The loan bears interest at a rate of 5% over the Hong Kong Prime Rate with 12 monthly installments of principal and interest and will mature on January 31, 2013. This loan is guaranteed by the Company’s director, Mr. Lee.

10.  LONG-TERM BANK LOAN

In March 2010, the Company received an installment loan of HK$6,000,000 (approximately $773,460) from The Hongkong and Shanghai Banking Corporation Limited for working capital purposes. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of HK$100,000 (approximately $12,891) each and will mature on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, director of the Company and guaranteed by the Government of HKSAR.

Maturities of the long-term bank loan for each of the three years following June 30, 2012 are as follows:

Year ending June 30:
2013	$154,692
2014	154,692
2015	116,019
Total	$425,403

11.   AMOUNT DUE TO A DIRECTOR

As of June 30, 2012 and 2011, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment.

12.   INCOME TAXES

For the three months ended June 30, 2012 and 2011, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Three months ended June 30,
	2012	2011

Tax jurisdictions from:
Local	$-	$-
Foreign	219,988	28,206
Income before income taxes	219,988	28,206

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Provision for income taxes consisted of the following:

	Three months ended June 30,
	2012	2011

Current:
Local	$-	$-
Foreign	36,446	4,928

Deferred:
Local	-	-
Foreign	-	-

Income tax expenses	$36,446	$4,928

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America, BVI and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the three months ended June 30, 2012 and 2011, the Company incurred no operation in the United States of America.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the three months ended June 30, 2012 and 2011, GDI incurred no operation in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the three months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30,
	2012	2011

Income before income taxes	$219,988	$28,206
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	36,298	4,654

Tax effect of non-deductible expenses	354	328
Tax effect of depreciation allowances	(207)	(54)

Income tax expenses	$36,445	$4,928

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of June 30, 2012 and March 31, 2012,  therefore no deferred tax assets or liabilities have been recognized.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

13.   SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended June 30,
	2012	2011

Revenue, net:
~ The PRC (including Hong Kong)	$5,332,271	$3,605,855
~ Middle East	77,545	555,507
~ India	290,369	71,570
~ Europe	80,846	59,083
~ Others	62,951	194,554

Total	$5,843,982	$4,486,569

All of the Company’s long-lived assets are located in Hong Kong.

14.   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended June 30, 2012 and 2011, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Three months ended June 30, 2012		June 30, 2012
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$4,125,301	71%	$1,653,173
Customer B	1,206,970	21%	4,521,842
Customer C	-	-	-
Total	$5,332,271	92%	$6,175,015

	Three months ended June 30, 2011		June 30, 2011
	Revenues	Percentage of revenues	Accounts receivable

Customer A	$2,877,313	64%	$864,179
Customer B (Vendor A)	728,541	16%	4,986,048
Customer C	555,508	12%	38,020
Total	$4,161,362	92%	$5,888,247

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)         Major vendors

For the three months ended June 30, 2012 and 2011, the vendor who accounts for 10% or more of the Company's purchases and its outstanding accounts payable at year-end date, are presented as follows:

	Three months ended June 30, 2012		June 30, 2012
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$1,259,718	21%	$189,699
Vendor B	646,856	11%	-
Vendor C	602,540	10%	85,481
Total	$2,509,114	42%	$275,180

	Three months ended June 30, 2011		June 30, 2011
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$771,449	19%	$-
Vendor B	588,846	14%	189,353
Vendor C	435,571	11%	-
Total	$1,795,866	44%	$189,353

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

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2012, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 8, 9 and 10.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

15.   COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through September 2014. Total rent expenses for the three months ended June 30, 2012 and 2011 was $29,189 and $28,398, respectively.

As of June 30, 2012, the Company has the future minimum rental payments HK$306,906 (approximately $39,554) under various non-cancelable operating leases in the next twelve months.

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

16.   SUBSEQUENT EVENTS

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

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

 The following table summarizes the results of our operations during the three months ended June 30, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2012 to the three months ended June 30, 2011.

	Three Months Ended June 30,		$ Increase /	% Increase /
	2012	2011	(Decrease)	(Decrease)
Revenue, net	$5,843,982	$4,486,569	$1,357,413	30.26%
Cost of Revenue	(5,405,945)	(4,111,315)	1,294,630	31.49%
Gross Profit	438,037	375,254	62,783	16.73%
General and Administrative Expenses	237,813	212,880	24,933	11.71%
Total Operating Expenses	237,813	212,880	24,933	11.71%
Income from Operations	200,224	162,374	37,850	23.31%
Other (Expense) / Income	19,764	(134,168)	153,932	114.73%
Income before Income Tax	219,988	28,206	191,782	679.93%
Income Tax Expense	(36,446)	(4,928)	31,518	639.57%
Net Income	$183,542	$23,278	$160,264	688.24%

Revenue

Revenue for the three months ended June 30, 2012 was $5,843,982, an increase of $1,357,413 or 30.26% from $4,486,569 for the comparable period in 2011. This increase was primarily attributable to an increase in deliveries of finished products to its two major customers located in China in 2012 compared to 2011. This increase was also due to earlier availability of raw materials in 2012 compared to 2011.

Cost of revenue and gross profit

Cost of revenue for the three months ended June 30, 2012 was $5,405,945, an increase of $ 1,294,630 or 31.49% from $4,111,315 for the comparable period in 2011. This increase was primarily attributable to an increase in sales.

Gross profit for the three months ended June 30, 2012 was $438,037, an increase of $62,783 or 16.73% from $375,254 for the comparable period in 2011. This increase was primarily attributable to an increase in revenue. The gross profit margin for the three months ended June 30, 2012 decreased from 8.36% to 7.5% for the comparable period in 2011. The decrease was primarily attributable to an increase in purchase cost.

General and Administrative

General and administrative expenses for the three months ended June 30, 2012 was $237,813, an increase of $24,933 or  11.71% from $212,880 for the comparable period in 2011. This increase was primarily attributable to an increase of professional fee expenses.

Foreign exchange gain/ (loss)

Foreign exchange gain, net, for the three months ended June 30, 2012 was $55,751, an increase of $158,466 or 154.23% from a foreign exchange loss, net, of $102,715 for the comparable period in 2011.  This result was primarily from the effect of fluctuation in the Euro exchange rate (versus the Hong Kong dollar) on GDWPLC liabilities denominated in Euros.

Income before income tax

Income before income tax for the three months ended June 30, 2012 was $219,988, an increase of $191,782 or 679.93% compared to income of $28,206 for the comparable year in 2011. The increase was due primarily to the increase in revenue for the three months ended June 30, 2012 and the $158,466 increase in foreign exchange gain (loss) discussed above.

Net income

Net income for the three months ended June 30, 2012 was $183,542, an increase of $160,264 or 688.48% from net income of $23,278 for the comparable period in 2011. This increase was due primarily to the $191,782 increase of income before income tax discussed above, offset by the $31,518 increase in income tax expense.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the three months ended June 30, 2012 was $60,302 and decreased to $20,301 by the end of the period, a decrease of $40,001 or 66%. The decrease was primarily attributable to repayment of loans and prepayments to vendors.

Net cash used in operating activities

Net cash inflow from operating activities for the three months ended June 30, 2012 was $239,780, an increase of $338,853 or 342.02% from cash outflow $99,073 for the comparable period in 2011.  The increase was primarily attributable to the $1,184,422 increase in accounts payable ($1,452,277and $267,855 for the three months ended June 30, 2012 and 2011, respectively) and $567,914 increase ($130,801 and ($437,113) for the three months ended June 30, 2012 and 2011, respectively) in change in prepayments, deposits and other receivables, offset by the $868,675 decrease (($762,556) and $106,119 for the three months ended June 30, 2012 and 2011, respectively) in change in accounts receivable and $622,360 decrease (($613,819) and $8,541for the three months ended June 30, 2012 and 2011, respectively) in change in inventories.

Net cash used in investing activities

Net cash used in investing activities were $0 and $0 for the three months ended June 30, 2012 and 2011, respectively.

Net cash used in by financing activities

Net cash used in financing activities for the three months ended June 30, 2012 was $282,053, an increase of $95,127 or 51% from cash used in financing activities of $186,926 for the comparable period in 2011.  The increase was primarily attributable to the $420,237 decrease ($373,782) and $46,455 for the three months ended June 30, 2012 and 2011, respectively) with regards to advance from a director  and offset by the $364,111 increase ($169,338 and ($194,773) for the three months ended June 30, 2012 and 2011, respectively) in relation to the change in restricted cash.

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

As of June 30, 2012 and March 31, 2012, the accounts receivable balance transferred from Customer A to Party B was $287,117 and $808,473, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of June 30, 2012
	Customer A	Party B
Accounts receivable	$1,940,290	$4,234,725
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(287,117)	287,117
Accounts receivable, net	$1,653,173	$4,521,842

	As of March 31, 2012
	Customer A	Party B
Accounts receivable	$1,424,232	$3,612,173
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(808,473)	808,473
Accounts receivable, net	$615,759	$4,420,646

As of June 30, 2012 and March 31, 2012, the aging analysis of Party B is as follow:

	As of
	June 30, 2012	March 31, 2012
0-90 days	$2,273,160	$3,092,762
91-180 days	2,228,423	673,885
181-270 days	-	346,734
271-360 days	-	29,291
Over 360 days	20,259	277,974
Total	$4,521,842	$4,420,646

We have also received cash settlement of approximately $974,764 and recognized purchases of approximately $1,235,660 due to Party B in October 2012.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,549,072 and $2,433,072 at June 30, 2012 and March 31, 2012, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of June 30, 2012, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of June 30, 2012, the Company has a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $435,948, a revolving line of credit with Hongkong and Shanghai Banking Corporation Limited with an outstanding balance of $1,871,903, and a trade financing payable to Tai Wah Timber Factory Limited in an aggregate of $1,243,030. If we are to acquire another business or further expand our operations, we will need additional capital.

Bank Credit Facilities

The credit facility with the Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,933,650), which bears interest at a rate of 3% (2011: 2%) per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 3% (2011: 2%) per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The facility is secured by the cash value of the life insurance policy of the key executive and guaranteed by the Government of HKSAR. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities (see note 4) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.28% and 2.20% per annum for the three months ended June 30, 2012 and 2011, payable monthly.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $837,915), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.25% and 3.50% per annum for the three months ended June 30, 2012 and 2011, payable monthly.

Financing Arrangement

The Company has a financing arrangement with Tai Wah Timber Factory Limited, which provides borrowings for trade payable financing. Under the terms of this arrangement, the Company received the revolving line of credit with the maturities of 2 to 3 months and charged with a commission fee of 5% on each amount drawn from the line, payable monthly. An additional interest will be charged on overdue balance, if any.

As of June 30, 2012 and March 31, 2012, the outstanding balance was $1,243,030 and $1,102,699.

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

Our accounts receivable represents approximately 112% of our revenue.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2012 based on the material weaknesses defined below.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: January 16, 2013	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer)