Form 10-Q
period 2012-09-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2013-02-01
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012

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

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No   ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of January 30, 2013:  200,000

PART I – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

Green Dragon Wood Products, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2012 and March 31, 2012
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$24,478	$60,302
Restricted cash	653,075	652,087
Marketable securities	354,521	336,430
Accounts receivable, net	5,389,546	5,754,559
Inventories	626,155	122,419
Income tax recoverable	25,992	13,081
Prepayments, deposits and other receivables	1,347,966	848,928
TOTAL CURRENT ASSETS	8,421,733	7,787,806

Non-current assets:
Plant and equipment, net	3,651	6,266
Cash surrender value of life insurance, net	182,118	124,899
Non-current portion of prepaid life insurance	107,240	114,900
TOTAL NON-CURRENT ASSETS	293,009	246,065

TOTAL ASSETS	$8,714,742	$8,033,871

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving lines of credit	$3,449,864	$3,381,543
Current portion of long-term bank loan	154,753	154,524
Short-term bank loan	49,138	98,861
Accounts payable, trade	1,718,114	513,484
Accrued liabilities and other payables	387,321	823,885
Income tax payable	-	-
Amount due to a director	314,285	382,437
TOTAL CURRENT LIABILITIES	6,073,475	5,354,734

NON-CURRENT LIABILITIES
Long-term bank loan	232,130	309,048
TOTAL NON-CURRENT LIABILITIES	232,130	309,048

TOTAL LIABILITIES	6,305,605	5,663,782

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 preferred shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 450,000,000 shares authorized; 200,000 shares issued and outstanding, respectively	200	200
Additional paid-in capital	644,300	644,300
Retained earnings	1,753,372	1,735,472
Accumulated other comprehensive loss	11,265	(9,883)
TOTAL STOCKHOLDERS' EQUITY	2,409,137	2,370,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,714,742	$8,033,871

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
	2012	2011	2012	2011

Revenues, net	$2,860,352	$5,749,232	$8,704,334	$10,235,801

Cost of revenue	(2,814,252)	(4,802,306)	(8,220,197)	(8,913,621)

Gross profit	46,100	946,926	484,137	1,322,180

General and administrative expenses	213,940	385,961	451,753	598,841

Total operating expenses	213,940	385,961	451,753	598,841

INCOME FROM OPERATIONS	(167,840)	560,965	32,384	723,339

Other income (expense):
Foreign exchange loss, net	19,898	(75,701)	75,649	(178,416)
Interest income	116	115	229	235
Interest expense	(52,495)	(43,057)	(99,667)	(74,630)
Other income	2,256	-	13,328	-

INCOME BEFORE INCOME TAXES	(198,065)	442,322	21,923	470,528

Income tax expense	32,423	(73,149)	(4,023)	(78,077)

NET INCOME	(165,642)	369,173	17,900	392,451

Other comprehensive income (loss):
- Unrealized holding gain on available-for-sales securities	25,887	(28,221)	17,586	(19,766)
- Foreign currency translation adjustment	921	2,037	3,562	4,080

COMPREHENSIVE INCOME	$(138,834)	$342,989	$39,048	$376,765

Net income per share - Basic and diluted	$(0.83)	$1.85	$0.09	$1.96

Weighted average common shares outstanding during the year - Basic and diluted	200,000	200,000	200,000	200,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
Condensed Consolidated Statements of Stockholders' Equity
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Common stock		Additional paid	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	in capital	earnings	loss	equity

Balance as of March 31, 2011	200,000	$200	$644,300	$1,623,456	$(28,707)	$2,239,249

Net income for the year	-	-	-	112,016	-	112,016

Unrealized gain on available-for-sales securities	-	-	-	-	12,087	12,087

Foreign currency translation adjustment	-	-	-	-	6,737	6,737

Balance as of March 31, 2012	200,000	$200	$644,300	$1,735,472	$(9,883)	$2,370,089

Net income for the six months ended September 30, 2012	-	-	-	17,900	-	17,900

Unrealized gain on available-for-sales securities	-	-	-	-	17,586	17,586

Foreign currency translation adjustment	-	-	-	-	3,562	3,562

Balance as of September 30, 2012	200,000	$200	$644,300	$1,753,372	$11,265	$2,409,137

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Cash Flows
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Six Months ended September 30,
	2012	2011
Cash flow from operating activities:
Net income	$17,900	$392,451
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,624	3,971
Net loss arising on changes in fair value of life insurance	3,605	8,194
Allowance for doubtful accounts	-	-
Write-off of uncollectible accounts receivable	-	-
Changes in operating assets and liabilities:
Accounts receivable	365,013	(885,231)
Inventories	(503,736)	(33,788)
Prepayments, deposits and other receivables	(513,787)	433,240
Income tax recoverable	(12,911)	-
Accounts payable, trade	1,204,630	670,285
Accrued liabilities and other payables	(436,564)	63,212
Income tax payable		65,310

Net cash provided by operating activities	126,774	717,644

Cash flows from investing activities:
Purchase of life insurance	-	(769,713)
Purchase of marketable securities	-	-
Purchase of plant and equipment	-	-

Net cash used in investing activities	-	(769,713)

Cash flows from financing activities:
Proceeds from (repayment of) revolving lines of credit	68,321	(1,005,422)
Change in restricted cash	(988)	(397)
Draw down from long-term bank loan		532,956
Repayment of long-term insurance policy loan	(38,415)	-
Repayment of short-term bank loan	(49,723)	-
Repayment of long-term bank loans	(76,689)	(76,745)
(Repayment to) advances from a director	(68,152)	372,872

Net cash used in financing activities	(165,646)	(176,736)

Effect of exchange rate changes on cash and cash equivalents	3,048	892

Net change in cash and cash equivalents	(35,824)	(227,913)
Cash and cash equivalents, beginning of year	60,302	289,076
Cash and cash equivalents, end of year	$24,478	$61,163

Supplemental disclosure of cash flow information:
Interest paid	$99,667	$74,630
Income tax paid	$16,911	$-

See accompanying notes to condensed  consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

In the opinion of management, the consolidated balance sheet as of March 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2013 or for any future period.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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
As of September 30, 2012 and March 31, 2012, the Company maintained minimum cash balances of $653,075 and $652,087 in a pledged deposit account as collateral for the revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

Depreciation expense for the three months ended September 30, 2012 and 2011 was $1,312 and $1,999, respectively.

Depreciation expense for the six months ended September 30, 2012 and 2011 was $2,624 and $3,971, respectively

•	Cash Value of life insurance
The cash value of life insurance relates to the Company-owned life insurance policies on a current executive officer, which is stated at the cash surrender value of the contract, net of policy loans.

•	Impairment of long-lived assets
In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of September 30, 2012.

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
Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $105,582 and $66,346 for the six months ended September 30, 2012 and 2011, respectively, which are recorded in cost of revenue.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

For the three months and six months ended September 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2012, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the six months ended September 30, 2012 and 2011:

	September 30,
	2012	2011
Period-end HK$: US$1 exchange rate	7.7543	7.7843
Period average HK$: US$1 exchange rate	7.7567	7.7820

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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
ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three and six months ended September 30, 2012 and 2011, the Company operates one reportable business segment in Hong Kong.

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.   MARKETABLE SECURITIES

Marketable securities consist of:

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)

13,727.21 shares, Franklin Templeton Global Total Return Fund (A-EUR):
At original cost	$322,033	$322,033
Unrealized holding gain	31,059	13,447
Add: foreign currency translation adjustment	1,429	950
Fair value	$354,521	$336,430

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

A summary of net cash value of life insurance as of September 30, 2012 is reported as below:

Cash surrender value of life insurance	$638,855
Less: policy loans balances outstanding	(456,737)
Cash value of life insurance, net	$182,118

As of September 30, 2012, the maturities of the policy loans for the next five years and thereafter are as follows:

Years ending September 30:
2013	$78,297
2014	78,297
2015	78,297
2016	78,297
2017	78,297
Thereafter	65,252
Total policy loans balances	$456,737

For the six months ended September 30, 2012, the HIBOR is 0.43% per annum.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.   ACCOUNTS RECEIVABLE, NET

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)

Accounts receivable, trade	$5,406,937	$5,771,924
Less: allowances for doubtful accounts	(17,391)	(17,365)
Accounts receivable, net	$5,389,546	$5,754,559

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the three and six months ended September 30, 2012 and 2011, no provision for doubtful accounts charged to operations.

7.   PREPAYEMNT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)

Purchase deposits to vendors	$1,284,814	$724,226
Rental and utilities deposits	51,549	50,494
Current portion of prepaid life insurance expense	-	14,749
Other receivables	11,603	59,459
Total	$1,347,966	$848,928

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.   REVOLVING LINES OF CREDIT

Revolving lines of credit consist of:

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)

Payable to financial institutions in Hong Kong:
The Hongkong and Shanghai Banking Corporation Limited	$1,929,941	$1,897,665
Shanghai Commercial Bank Limited	387,531	381,179
	2,317,472	2,278,844
Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	1,132,392	1,102,699

Total	$3,449,864	$3,381,543

The credit facility with the Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,934,415), which bears interest at a rate of 3% (2011: 2%) per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 3% (2011: 2%) per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The facility is secured by the cash value of the life insurance policy of the key executive and guaranteed by the Government of HKSAR. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities (see note 4) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.29% and 2.21% per annum for the six months ended September 30, 2012 and 2011, payable monthly.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $838,247), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.25% and 3.50% per annum for the six months ended  September 30, 2012 and 2011, payable monthly.

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly. Additional interest is charged on any overdue balance.

9.  SHORT-TERM BANK LOAN

In January 16, 2012, the Company obtained a loan of HK$ 920,000 (approximately $118,644) from Shanghai Commercial Bank. The loan bears interest at a rate of 5% over the Hong Kong Prime Rate with 12 monthly installments of principal and interest and will mature on January 31, 2013. This loan is guaranteed by the Company’s director, Mr. Lee.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

10.  LONG-TERM BANK LOAN

In March 2010, the Company received an installment loan of HK$6,000,000 (approximately $773,766) from The Hongkong and Shanghai Banking Corporation Limited for working capital purposes. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of HK$100,000 (approximately $12,896) each and will mature on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, director of the Company and guaranteed by the Government of HKSAR.

Maturities of the long-term bank loan for each of the three years following September 30, 2012 are as follows:

Year ending September 30:
2013	$154,753
2014	154,753
2015	77,377
Total	$386,883

11.   AMOUNT DUE TO A DIRECTOR

As of September 30, 2012 and March 31, 2012, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment.

12.   INCOME TAXES

For the six months ended September 30, 2012 and 2011, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Six months ended September 30,
	2012	2011

Tax jurisdictions from:
- Local	$-	$-
- Foreign	21,923	470,528
Income before income taxes	21,923	470,528

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Provision for income taxes consisted of the following:

	Six months ended September 30,
	2012	2011

Current:
- Local	$-	$-
- Foreign	4,023	78,077

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$4,023	$78,077

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America, BVI and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the six months ended September 30, 2012 and 2011, the Company incurred no operation in the United States of America.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the six months ended September 30, 2012 and 2011, GDI incurred no operation in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the six months ended September 30, 2012 and 2011 are as follows:

	Six months ended September 30,
	2012	2011

Income before income taxes	$21,923	$470,528
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	3,618	77,637

Tax effect of non-deductible expenses	621	655
Tax effect of depreciation allowances	(216)	(215)

Income tax expenses	$4,023	$78,077

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of September 30, 2012, no deferred tax assets or liabilities have been recognized.

13.   SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Six months ended September 30,
	2012	2011

Revenue, net:
~ The PRC (including Hong Kong)	$7,279,361	$7,794,006
~ Middle East	219,492	621,895
~ India	916,541	606,206
~ Europe	80,871	661,302
~ Others	208,069	552,392

Total	$8,704,334	$10,235,801

All of the Company’s long-lived assets are located in Hong Kong.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

14.   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and six months ended September 30, 2012 and 2011, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Three months ended September 30, 2012		September 30, 2012
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,400,780	49%	$1,070,765
Customer B (Vendor D)	545,403	19%	4,024,018
Total	$1,946,183	68%	$5,094,783

	Six months ended September 30, 2012		September 30, 2012
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$5,527,361	64%	$1,070,765
Customer B (Vendor D)	1,752,748	20%	4,024,018
Total	$7,280,109	68%	$5,094,783

	Three months ended September 30, 2011		September 30, 2011
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$2,414,039	42%	$1,055,730
Customer B (Vendor A)	1,777,476	31%	5,507,029
Total	$4,191,515	73%	$6,562,759

	Six months ended September 30, 2011		September 30, 2011
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$5,288,668	52%	$1,055,730
Customer B (Vendor A)	2,505,338	24%	5,507,029
Total	$7,794,006	76%	$6,562,759

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)         Major vendors

For the three and six months ended September 30, 2012 and 2011, the vendor who accounts for 10% or more of the Company's purchases and its outstanding accounts payable at year-end date, are presented as follows:

	Three months ended September 30, 2012		September 30, 2012
	Purchases	Percentage of purchases	Accounts payable

Vendor F	$486,720	18%	$263,258
Vendor D	479,051	18%	-
Vendor E	470,195	18%	-
Vendor B	371,604	14%	23,408
Total	$1,807,570	68%	$286,666

	Six months ended September 30, 2012		September 30, 2012
	Purchases	Percentage of purchases	Accounts payable

Vendor A	$1,394,470	16%	$69,434
Vendor B	1,018,661	12%	23,408
Vendor D	935,959	11%	-
Total	$3,349,090	39%	$275,180

	Three months ended September 30, 2011		September 30, 2011
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$1,267,445	27%	$-
Vendor B	576,475	12%	-
Total	$1,843,920	39%	$-

For the six months ended September 30, 2011, one single vendor represented more than 10% of the Company’s purchases. This vendor accounted for 23% of purchases amounting to $2,038,175 with $0 of accounts payable as of September 30, 2011.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2012, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 8, 9 and 10.

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

15.   COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through September 2014. Total rent expenses for the six months ended September 30, 2012 and 2011 was $58,873 and $56,725, respectively.

As of September 30, 2012, the Company has the future minimum rental payments HK$1,287,778 (approximately $166,073) under various non-cancelable operating leases in the next two years, as follows:

Year ending September 30:
2013	$92,948
2014	73,125
Total	$166,073

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

16.   SUBSEQUENT EVENTS

Sale of Common Stock

On January 30, 2013, the Company executed a Subscription Agreement with Mr. Kwok Leung Lee, chief executive officer of the Company. The agreement provides for the sale of 20,000,000 shares of Company common stock to Mr. Lee for $100,000 cash (price of $0.005 per shares).

Certificate of Designations, Preferences, Rights and Limitation of Series A Convertible Preferred Stock

On January 30, 2013, the Company’s Board of Directors approved amending the Company’s Articles of Incorporation to designate 2,000,000 shares of preferred stock (of the 50,000,000 authorized shares of preferred stock) as Series A Convertible Preferred Stock (the “Series A Preferred Stock“). Each share of Series A Preferred Stock is entitled to 50 votes per share, has a liquidation preference of $0.001 per share, and is convertible into 50 shares of Company common stock over three years as set forth in the Articles of Amendment to the Articles of Incorporation. Notwithstanding the rights to conversion upon the occurrence of either (i) the Corporation attaining an audited net income of $500,000 in the fiscal year ended March 31, 2014 or the Corporation attaining an audited gross revenue of $17,500,000 in the fiscal year ended March 31, 2014, or (ii) the Corporation attaining an audited net income of $750,000 in the fiscal year ended March 31, 2015 or the Corporation attaining an audited gross revenue of $20,000,000 in the fiscal year ended March 31, 2015 , and (iii) the market price of the Corporation’s Common Stock on the date of conversion is equal to greater than $0.25, all shares of Series A Preferred Stock held by each holder shall immediately be convertible.

Employment Agreement

On January 30, 2013, the Company executed an Employment Agreement with Mr. Kwok Leung Lee, chief executive officer of the Company. The agreement, which has a term of 3 years, provides for annual compensation to Mr. Lee of HK$ 487,500 (or $62,868 using the September 30, 2012 exchange rate). The agreement also provides for the Company’s issuance of 2,000,000 shares of the Company’s Series A Convertible Preferred Stock to Mr. Lee.

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

Accounting Standard Codification ("ASC") Topic 605

We recognize revenue in accordance with ASC Topic 605, “Revenue Recognition” when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

 The following table summarizes the results of our operations during the three months ended September 30, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2012 to the three months ended September 30, 2011.

	Three Months Ended		$	%
	September 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)

Revenue, net	$2,860,352	$5,749,232	$(2,888,880)	(50.25	) %
Cost of Revenue	(2,814,252)	(4,802,306)	(1,988,054)	(41.40	) %
Gross Profit	46,100	946,926	(900,826)	(95.13	) %

General and Administrative Expenses	213,940	385,961	(172,021)	(44.57	) %
Total Operating Expenses	213,940	385,961	(172,021)	(44.57	) %
Income / (Loss) from Operations	(167,840)	560,965	(728,805)	(129.92	) %
Other (Expense) / Income	(30,225)	(118,643)	(88,418)	(74.52	) %
Income / (Loss) before Income Tax	(198,065)	442,322	(640,387)	(144.78	) %
Income Tax Expense	32,423	(73,149)	(105,572)	(144.32	) %
Net Income (Loss)	$(165,642)	$369,173	$(534,815)	(144.87	) %

Revenue

Revenue for the three months ended September 30, 2012 was $2,860,352, a decrease of $2,888,880 or 50.25% from $5,749,232 for the comparable period in 2011. This decrease was primarily attributable to general market conditions.

Cost of revenue and gross profit

Cost of revenue for the three months ended September 30, 2012 was $2,814,252, a decrease of $1,988,054 or 41.40% from $4,802,306 for the comparable period in 2011. This decrease was primarily attributable to a decrease in sales.

Gross profit for the three months ended September 30, 2012 was $46,100, a decrease of $900,826 or 95.13% from $946,926 for the comparable period in 2011. This decrease was primarily attributable to a decrease in revenue. The gross profit margin for the three months ended September 30, 2012 decreased to 1.61% from 16.47% for the comparable period in 2011. The decrease was primarily attributable to the decrease of sales in higher markup goods.

General and Administrative

General and administrative expenses for the three months ended September 30, 2012 was $213,940, a decrease of $172,021 or  44.57% from $385,961 for the comparable period in 2011. This decrease was primarily attributable to the decrease of professional fees.

Other (Expense)/Income

Other expense for the three months ended September 30, 2012 was $30,225, a decrease of $88,418 or 74.52% from $118,643 for the comparable period in 2011. This decrease was primarily attributable to foreign exchange gain, net, from the effect of fluctuation in the Euro exchange rate (versus the Hong Kong dollar) on Green Dragon Wood Products Co., Ltd. ("GDWPCL") liabilities denominated in Euros.

Income / (Loss) before income tax

Income/ (loss) before income tax for the three months ended September 30, 2012 was loss of $198,065, a decrease of $640,387 or 144.78% compared to income of $442,322 for the comparable year in 2011. The decrease was due primarily to the decrease in revenue for the three months ended September 30, 2012 and the decrease in the gross profit margin discussed above.

Net income (loss)

Net income for the three months ended September 30, 2012 was a loss of $165,642, a decrease of $534,815 or 144.87% from net income of $369,173 for the comparable period in 2011. This decrease was due primarily to the decrease of income before income tax discussed above.

Comparison of the Six Months Ended September 30, 2012 and 2011

The following table summarizes the results of our operations during the six months ended September 30, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) from the six months ended September 30, 2012 to the three months ended September 30, 2011.

	Six Months Ended		$	%
	September 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)

Revenue, net	$8,704,334	$10,235,801	$(1,531,467)	(14.96	) %
Cost of Revenue	(8,220,197)	(8,913,621)	(693,424)	(7.78	) %
Gross Profit	484,137	1,322,180	(838,043)	(63.38	) %

General and Administrative Expenses	451,753	598,841	(147,088)	(24.56	) %
Total Operating Expenses	451,753	598,841	(147,088)	(24.56	) %
Income / (Loss) from Operations	32,384	723,339	(690,955)	(95.52	) %
Other (Expense) / Income	(10,461)	(252,811)	(242,350)	(95.86	) %
Income / (Loss) before Income Tax	21,923	470,528	(448,605)	(95.34	) %
Income Tax Expense	(4,023)	(78,077)	(74,054)	(94.85	) %
Net Income (Loss)	$17,900	$392,451	$(374,551)	(95.44	) %

Revenue

Revenue for the six months ended September 30, 2012 was $8,704,334, a decrease of $1,531,467 or 14.96% from $10,235,801 for the comparable period in 2011. This decrease was primarily attributable to general market conditions.

Cost of revenue and gross profit

Cost of revenue for the six months ended September 30, 2012 was $8,220,197, a decrease of $693,424 or 7.78% from $8,913,621 for the comparable period in 2011. This decrease was primarily attributable to a decrease in sales.

Gross profit for the six months ended September 30, 2012 was $484,137, a decrease of $838,043 or 63.38% from $1,322,180 for the comparable period in 2011. This decrease was primarily attributable to a decrease in revenue. The gross profit margin for the six months ended September 30, 2012 decreased to 5.56% from 12.92% for the comparable period in 2011. The decrease was primarily attributable to an increase in purchase cost.

General and Administrative

General and administrative expenses for the six months ended September 30, 2012 was $451,753, a decrease of $147,088 or  24.56% from $598,841 for the comparable period in 2011. This decrease was primarily attributable to the decrease of professional fees.

Other (Expense)/Income

Other expense for the six months ended September 30, 2012 was $10,461, a decrease of $242,350 or 95.86% from $252,811 for the comparable period in 2011. This decrease was primarily attributable to other direct income and foreign exchange gain, net, which from the effect of fluctuation in the Euro exchange rate (versus the Hong Kong dollar) on GDWPLC liabilities denominated in Euros.

Income / (Loss) before income tax

Income before income tax for the six months ended September 30, 2012 was $21,923, a decrease of $448,605 or 95.34% compared to income of $470,528 for the comparable year in 2011. The decrease was due primarily to the decrease in revenue for the six months ended September 30, 2012 and the decrease the $158,466 positive swing in foreign exchange gain (loss) discussed above.

Net income (loss)

Net income for the six months ended September 30, 2012 was $17,900, a decrease of $374,551 or 95.44% from net income of $392,451 for the comparable period in 2011. This decrease was due primarily to the decrease of income before income tax discussed above.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the six months ended September 30, 2012 was $60,032 and decreased to $24,478 by the end of the period, a decrease of $35,824 or 59.41%. The decrease was primarily attributable to repayment of loans.

Net cash used in operating activities

Net cash provided by operating activities for the six months ended September 30, 2012 was $126,774, a decrease of $590,870 or 82.33% from cash provided by operating activities of $717,644 for the comparable period in 2011.  The decrease was primarily attributable to $374,551 decrease in net income ($17,900 and $392,451 for the six months ended September 30, 2012 and 2011, respectively),and $1,250,244 increase in accounts receivable ($365,013 and ($885,231) for the six months ended September 30, 2012 and 2011, respectively), , and offset by $499,776 decrease in accrued liabilities and other payables (($436,564) and $63,212 for the six months ended September 30, 2012 and 2011, respectively),and $947,027 decrease in net income tax recoverable (($503,736) and $433,240 for the six months ended September 30, 2012 and 2011, respectively).

Net cash used in investing activities

Net cash used in investing activities were $0 and $769,713 for the six months ended September 30, 2012 and 2011, respectively. The $769,713 was the purchase of life insurance in 2011.

Net cash (used in) provided by financing activities

Net cash used in financing activities for the six months ended September 30, 2012 was $165,646, a decrease of $11,090 or 6.27% from cash used in financing activities of $176,736 for the comparable period in 2011.  The decrease was primarily attributable to the $1,073,743 increase in the revolving line of credit ($68,321 and ($1,005,422) for the six months ended September 30, 2012 and 2011, respectively), and offset by $532,956 decrease in long-term bank loan ($0 and $532,956 for the six months ended September 30, 2012 and 2011, respectively) and $441,024 decrease in advances from a director (($68,152) and $372,872 for the six months ended September 30, 2012 and 2011, respectively).

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

As of September 30, 2012 and March 31, 2012, the accounts receivable balance transferred from Customer A to Party B was $79,385 and $808,473, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of September 30, 2012
	Customer A	Party B
Accounts receivable	$1,861,150	$3,233,633
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(790,385)	790,385
Accounts receivable, net	$1,070,765	$4,024,018

	As of March 31, 2012
	Customer A	Party B
Accounts receivable	$1,424,232	$3,612,173
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(808,473)	808,473
Accounts receivable, net	$615,759	$4,420,646

As of September 30, 2012 and March 31, 2012, the aging analysis of Party B is as follow:

	As of
	September 30, 2012	March 31, 2012
0-90 days	$2,648,430	$3,092,762
91-180 days	710,517	673,885
181-270 days	644,805	346,734
271-360 days	-	29,291
Over 360 days	20,266	277,974
Total	$4,024,018	$4,420,646

We have also received cash settlement of approximately $974,764 and recognized purchases of approximately $1,443,691 due to Party B in November 2012.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,348,258 and $2,433,072 at September 30, 2012 and March 31, 2012, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2012, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of September 30, 2012, the Company has a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $387,531, a revolving line of credit with Hongkong and Shanghai Banking Corporation Limited with an outstanding balance of $1,929,941, and a trade financing payable to Tai Wah Timber Factory Limited in an aggregate of $1,132,292. If we are to acquire another business or further expand our operations, we will need additional capital.

Bank Credit Facilities

The credit facility with the Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,934,415), which bears interest at a rate of 3% (2011: 2%) per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 3% (2011: 2%) per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The facility is secured by the cash value of the life insurance policy of the key executive and guaranteed by the Government of HKSAR. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities (see note 4) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.29% and 2.21% per annum for the six months ended September 30, 2012 and 2011, payable monthly.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $838,247), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.25% and 3.50% per annum for the six months ended September 30, 2012 and 2011, payable monthly.

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

As of September 30, 2012 and March 31, 2012, the outstanding balance was $1,132,392 and $1,102,699.

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

Our accounts receivable represents approximately 41% of our revenue.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.             CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2012 based on the material weaknesses defined below.
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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: January 31, 2013	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer)