Form 10-Q
period 2012-12-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2013-03-20
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2013:  20,200,000

PART I – FINANCIAL INFORMATION

Green Dragon Wood Products, Inc.
Condensed Consolidated Balance Sheets
As of December 31, 2012 and March 31, 2012
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$5,636	$60,302
Restricted cash	653,369	652,087
Marketable securities	369,973	336,430
Accounts receivable, net	5,954,246	5,754,559
Inventories	-	122,419
Income tax recoverable	14,953	13,081
Prepayments, deposits and other receivables	924,397	848,928
TOTAL CURRENT ASSETS	7,922,574	7,787,806

Non-current assets:
Plant and equipment, net	2,339	6,266
Cash surrender value of life insurance, net	206,551	124,899
Non-current portion of prepaid life insurance	107,240	114,900
TOTAL NON-CURRENT ASSETS	316,130	246,065

TOTAL ASSETS	$8,238,704	$8,033,871

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving lines of credit	$3,336,255	$3,381,543
Current portion of long-term bank loan	154,823	154,524
Short-term bank loan	8,373	98,861
Accounts payable, trade	1,425,730	513,484
Accrued liabilities and other payables	409,465	823,885
Income tax payable	-	-
Amount due to a director	230,746	382,437
TOTAL CURRENT LIABILITIES	5,565,392	5,354,734

NON-CURRENT LIABILITIES
Long-term bank loan	193,528	309,048
TOTAL NON-CURRENT LIABILITIES	193,528	309,048

TOTAL LIABILITIES	5,758,920	5,663,782

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 preferred shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 450,000,000 shares authorized; 200,000 shares issued and outstanding, respectively	200	200
Additional paid-in capital	644,300	644,300
Retained earnings	1,807,612	1,735,472
Accumulated other comprehensive loss	27,672	(9,883)
TOTAL STOCKHOLDERS' EQUITY	2,479,784	2,370,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,238,704	$8,033,871

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
	2012	2011	2012	2011

Revenues, net	$3,439,953	$3,227,324	$12,144,287	$13,463,125

Cost of revenue	(3,129,088)	(3,081,749)	(11,349,285)	(11,995,370)

Gross profit	310,865	145,575	795,002	1,467,755

General and administrative expenses	300,986	275,840	752,739	874,681

Total operating expenses	300,986	275,840	752,739	874,681

INCOME FROM OPERATIONS	9,879	(130,265)	42,263	593,074

Other income/(expense):
Foreign exchange gain/(loss), net	112,074	(4,472)	187,723	(182,888)
Interest income	112	110	341	345
Interest expense	(56,782)	(44,177)	(156,449)	(118,807)
Other income	3	-	13,331	-

INCOME BEFORE INCOME TAXES	65,286	(178,804)	87,209	291,724

Income tax expense	(11,046)	29,175	(15,069)	(48,902)

NET INCOME (LOSS)	54,240	(149,629)	72,140	242,822

Other comprehensive income (loss):
- Unrealized holding gain/(loss) on available-for-sales securities	15,289	7,323	32,875	(12,443)
- Foreign currency translation adjustment	1,118	797	4,680	4,877

COMPREHENSIVE INCOME (LOSS)	$70,647	$(141,509)	$109,695	$235,256

Net income per share - Basic and diluted	$0.27	$(0.75)	$0.36	$1.21

Weighted average common shares outstanding during the year - Basic and diluted	200,000	200,000	200,000	200,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
Condensed Consolidated Statements of Stockholders' Equity
FOR THE NINE MONTHS ENDE DECEMBER 31, 2012
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Common stock		Additional	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	paid in capital	earnings	loss	equity

Balance as of March 31, 2011	200,000	$200	$644,300	$1,623,456	$(28,707)	$2,239,249

Net income for the year	-	-	-	112,016	-	112,016

Unrealized gain on available-for-sales securities	-	-	-	-	12,087	12,087

Foreign currency translation adjustment	-	-	-	-	6,737	6,737

Balance as of March 31, 2012	200,000	$200	$644,300	$1,735,472	$(9,883)	$2,370,089

Net income for the nine months ended December 31, 2012	-	-	-	72,140	-	72,140

Unrealized gain on available-for-sales securities	-	-	-	-	32,875	32,875

Foreign currency translation adjustment	-	-	-	-	4,680	4,680

Balance as of December 31, 2012	200,000	$200	$644,300	$1,807,612	$27,672	$2,479,784

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Cash Flows
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Nine Months ended December 31,
	2012	2011
Cash flow from operating activities:
Net income	$72,140	$242,822
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,937	5,960
Net (gain)/loss arising on changes in fair value of life insurance	(1,451)	19,792
Allowance for doubtful accounts	-	-
Write-off of uncollectible accounts receivable	-	-
Changes in operating assets and liabilities:
Accounts receivable	(199,687)	176,722
Inventories	122,419	(4,079)
Prepayments, deposits and other receivables	(90,218)	35,726
Income tax recoverable	(1,872)	-
Accounts payable, trade	912,246	169,214
Accrued liabilities and other payables	(414,420)	109,846
Income tax payable	-	36,326

Net cash provided by operating activities	403,094	792,329

Cash flows from investing activities:
Purchase of life insurance	-	(775,304)
Purchase of marketable securities	-	-
Purchase of plant and equipment	-	-

Net cash used in investing activities	-	(775,304)

Cash flows from financing activities :
Repayment of revolving lines of credit	(45,288)	(714,948)
Change in restricted cash	(1,282)	(1,774)
Draw down from long-term bank loan	-	534,076
Repayment of long-term insurance policy loan	(57,792)	-
Repayment of short-term bank loan	(90,488)	-
Repayment of long-term bank loans	(115,221)	(127,774)
(Repayment to) advances from a director	(151,691)	23,317

Net cash used in financing activities	(461,762)	(287,103)

Effect of exchange rate changes on cash and cash equivalents	4,002	5,342

Net change in cash and cash equivalents	(54,666)	(264,736)
Cash and cash equivalents, beginning of year	60,302	289,076
Cash and cash equivalents, end of year	$5,636	$24,340

Supplemental disclosure of cash flow information:
Interest paid	$156,449	$118,807
Income tax paid	$16,915	$-

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

In the opinion of management, the consolidated balance sheet as of March 31, 2012 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2013 or for any future period.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
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
As of December 31, 2012 and March 31, 2012, the Company maintained minimum cash balances of $653,369 and $652,087 in a pledged deposit account as collateral for the revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

Depreciation expense for the three months ended December 31, 2012 and 2011 was $1,313 and $1,989, respectively.

Depreciation expense for the nine months ended December 31, 2012 and 2011 was $3,937 and $5,960 respectively

•	Cash Value of life insurance
The cash value of life insurance relates to the Company-owned life insurance policies on a current executive officer, which is stated at the cash surrender value of the contract, net of policy loans.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Impairment of long-lived assets
In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of December 31, 2012.

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
Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $154,995 and $107,707 for the nine months ended December 31, 2012 and 2011, respectively, which are recorded in cost of revenue.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

For the three and nine months ended December 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2012, the Company did not have any significant unrecognized uncertain tax positions.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the nine months ended December 31, 2012 and 2011:

	December 31,
	2012	2011
Period-end HK$: US$1 exchange rate	7.7508	7.7682
Period average HK$: US$1 exchange rate	7.7547	7.7779

•	Related parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting
ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three and nine months ended December 31, 2012 and 2011, the Company operates one reportable business segment in Hong Kong.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.   MARKETABLE SECURITIES

Marketable securities consist of:

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)

13,727.21 shares, Franklin Templeton Global Total Return Fund (A-EUR):
At original cost	$322,033	$322,033
Unrealized holding gain	46,366	13,447
Add: foreign currency translation adjustment	1,574	950
Fair value	$369,973	$336,430

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

5.   LIFE INSURANCE

The Company has purchased insurance on the life of a key executive officer, Mr. Kwok Leung Lee, the majority stockholder and director of the Company. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable. Cash value of this life insurance is presented in the accompanying financial statement, net of policy loans. The loans carry interest at an effective rate of 1% per annum over 1 or 3 months Hong Kong Interbank Offered Rate (“HIBOR”), payable monthly and mature in July 2018, which are secured by the cash value of the life insurance policy.

A summary of net cash value of life insurance as of December 31, 2012 is reported as below:

Cash surrender value of life insurance	$643,912
Less: policy loans balances outstanding	(437,361)
Cash value of life insurance, net	$206,551

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2012, the maturities of the policy loans for the next five years and thereafter are as follows:

Years ending December 31:
2013	$78,333
2014	78,333
2015	78,333
2016	78,333
2017	78,333
Thereafter	45,696
Total policy loans balances	$437,361

For the three months ended December 31, 2012, the HIBOR is 0.40% per annum and for the nine months ended December 31, 2012, the HIBOR is 0.62% per annum.

6.   ACCOUNTS RECEIVABLE, NET

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)

Accounts receivable, trade	$5,971,645	$5,771,924
Less: allowances for doubtful accounts	(17,399)	(17,365)
Accounts receivable, net	$5,954,246	$5,754,559

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the three and nine months ended December 31, 2012 and 2011, no provision for doubtful accounts charged to operations.

7.   PREPAYEMNT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)

Purchase deposits to vendors	$822,663	$724,226
Rental and utilities deposits	51,572	50,494
Current portion of prepaid life insurance expense	-	14,749
Other receivables	50,162	59,459
Total	$924,397	$848,928

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

8.   REVOLVING LINES OF CREDIT

Revolving lines of credit consist of:

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)

Payable to financial institutions in Hong Kong:
The Hongkong and Shanghai Banking Corporation Limited	$1,897,376	$1,897,665
Shanghai Commercial Bank Limited	415,477	381,179
	2,312,853	2,278,844
Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	1,023,402	1,102,699

Total	$3,336,255	$3,381,543

The credit facility with the Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,935,285), which bears interest at a rate of 3% (2011: 2%) per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 3% (2011: 2%) per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The facility is secured by the cash value of the life insurance policy of the key executive and guaranteed by the Government of HKSAR. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities (see note 4) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.26% and 2.21% per annum for the nine months ended December 31, 2012 and 2011, payable monthly.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $838,624), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.25% and 3.50% per annum for the nine months ended December 31, 2012 and 2011, payable monthly.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly. Additional interest is charged on any overdue balance.

9.  SHORT-TERM BANK LOAN

In January 16, 2012, the Company obtained a loan of HK$ 920,000 (approximately $118,697) from Shanghai Commercial Bank. The loan bears interest at a rate of 5% over the Hong Kong Prime Rate with 12 monthly installments of principal and interest and will mature on January 31, 2013. This loan is guaranteed by the Company’s director, Mr. Lee.

10.  LONG-TERM BANK LOAN

In March 2010, the Company received an installment loan of HK$6,000,000 (approximately $774,114) from The Hongkong and Shanghai Banking Corporation Limited for working capital purposes. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of HK$100,000 (approximately $12,902) each and will mature on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, director of the Company and guaranteed by the Government of HKSAR.

Maturities of the long-term bank loan for each of the three years following December 31, 2012 are as follows:

Year ending December 31:
2013	$154,823
2014	154,823
2015	38,705
Total	$348,351

11.   AMOUNT DUE TO A DIRECTOR

As of December 31, 2012 and March 31, 2012, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
12.   INCOME TAXES

For the nine months ended December 31, 2012 and 2011, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Nine months ended December 31,
	2012	2011

Tax jurisdictions from:
- Local	$-	$-
- Foreign	87,209	291,724
Income before income taxes	87,209	291,724

Provision for income taxes consisted of the following:

	Nine months ended December 31,
	2012	2011

Current:
- Local	$-	$-
- Foreign	15,069	48,902

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$15,069	$48,902

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America, BVI and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the nine months ended December 31, 2012 and 2011, the Company incurred no operation in the United States of America.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the nine months ended December 31, 2012 and 2011, GDI incurred no operation in the BVI.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the nine months ended December 31, 2012 and 2011 are as follows:

	Nine months ended December 31,
	2012	2011

Income before income taxes	$87,209	$291,724
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	14,390	48,134

Tax effect of non-deductible expenses	895	983
Tax effect of depreciation allowances	(216)	(215)

Income tax expenses	$15,069	$48,902

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of December 31, 2012, no deferred tax assets or liabilities have been recognized.

13.   SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Nine months ended December 31,
	2012	2011

Revenue, net:
~ The PRC (including Hong Kong)	$9,796,055	$9,913,277
~ Middle East	259,553	1,193,672
~ India	1,451,042	658,079
~ Europe	208,964	744,236
~ Others	428,673	953,861

Total	$12,144,287	$13,463,125

All of the Company’s long-lived assets are located in Hong Kong.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

14.   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and nine months ended December 31, 2012 and 2011, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Three months ended December 31, 2012		December 31, 2012
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,509,150	44%	$1,282,358
Customer B (Vendor D)	999,623	29%	4,278,386
Total	$2,508,773	73%	$5,560,744

	Nine months ended December 31, 2012		December 31, 2012
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$7,037,798	58%	$1,282,358
Customer B (Vendor D)	2,752,779	23%	4,278,386
Total	$9,790,577	81%	$5,560,744

	Three months ended December 31, 2011		December 31, 2011
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,982,963	62%	$603,062
Customer B	308,007	10%	30,703
Total	$2,290,970	72%	$633,765

	Nine months ended December 31, 2011		December 31, 2011
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$7,272,202	54%	$603,062
Customer C (Vendor A)	2,641,076	20%	4,884,471
Total	$9,913,278	74%	$5,487,533

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)         Major vendors

For the three and nine months ended December 31, 2012 and 2011, the vendor who accounts for 10% or more of the Company's purchases and its outstanding accounts payable at year-end date, are presented as follows:

	Three months ended December 31, 2012		December 31, 2012
	Purchases	Percentage of purchases	Accounts payable

Vendor E	$998,618	39%	$-
Vendor D (Customer B)	946,215	37%	-
Total	$1,944,833	76%	$-

	Nine months ended December 31, 2012		December 31, 2012
	Purchases	Percentage of purchases	Accounts payable

Vendor D (Customer B)	$1,882,391	17%	$-
Vendor E	1,468,922	13%	-
Vendor A	1,394,794	12%	14,987
Total	$4,746,107	42%	$14,987

	Three months ended December 31, 2011		December 31, 2011
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer C)	$963,724	33%	$-
Vendor B	475,763	16%	-
Vendor C	340,938	12%	-
Total	$1,780,415	61%	$-

For the nine months ended December 31, 2011, one single vendor represented more than 10% of the Company’s purchases. This vendor accounted for 26% of purchases amounting to $3,001,885 with $0 of accounts payable as of December 31, 2011.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(d)         Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2012, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 8, 9 and 10.

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

15.   COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through September 2014. Total rent expenses for the nine months ended December 31, 2012 and 2011 was $88,808 and $85,160, respectively.

As of December 31, 2012, the Company has the future minimum rental payments HK$1,055,590 (approximately $136,192) under various non-cancelable operating leases in the next two years, as follows:

Year ending December 31:
2013	$82,456
2014	53,736
Total	$136,192

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

Employment Agreement

On January 30, 2013, the Company executed an Employment Agreement with Mr. Kwok Leung Lee, chief executive officer of the Company. The agreement, which has a term of 3 years, provides for annual compensation to Mr. Lee of HK$ 487,500 (or $62,897 using December 31, 2012 exchange rate). The agreement also provides for the Company’s issuance of 2,000,000 shares of the Company’s Series A Convertible Preferred Stock to Mr. Lee.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2012 and 2011

The following table summarizes the results of our operations during the three months ended December 31, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended December 31, 2012 to the three months ended December 31, 2011.

	Three Months Ended
	December 31,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)

Revenue, net	$3,439,953	$3,227,324	$212,629	6.59%
Cost of Revenue	(3,129,088)	(3,081,749)	47,339	1.54%
Gross Profit	310,865	145,575	165,290	113.54%

General and Administrative Expenses	300,986	275,840	25,146	9.12%
Total Operating Expenses	300,986	275,840	25,146	9.12%
Income / (Loss) from Operations	9,879	(130,265)	140,144	107.58%
Other (Expense) / Income	55,407	(48,539)	103,946	214.15%
Income / (Loss) before Income Tax	65,286	(178,804)	244,090	136.51%
Income Tax Expense	(11,046)	29,175	(40,221)	(137.86)%
Net Income (Loss)	$54,240	$(149,629)	$203,869	136.25%

Revenue

Revenue for the three months ended December 31, 2012 was $3,439,953, an increase of $212,629 or 6.59% from $3,227,324 for the comparable period in 2011. This increase was primarily attributable to improving global economic conditions.

Cost of revenue and gross profit

Cost of revenue for the three months ended December 31, 2012 was $3,129,008, an increase of $47,339 or 1.54% from $3,081,749 for the comparable period in 2011. This increase was primarily attributable to an increase in sales.

Gross profit for the three months ended December 31, 2012 was $310,865, an increase of $165,290 or 113.54% from $145,575 for the comparable period in 2011. This increase was primarily attributable to an increase in revenue. The gross profit margin for the three months ended December 31, 2012 increased from 4.51% to 9.04% for the comparable period in 2011. The increase was primarily attributable to increase of sales of high profit margin product.

General and Administrative

General and administrative expenses for the three months ended December 31, 2012 was $300,986, an increase of $25,146 or  9.12% from $275,840 for the comparable period in 2011. This increase was primarily attributable to increase of professional fees.

Other (Expense)/Income

Other income for the three months ended December 31, 2012 was $55,407, an increase of $103,946 or 214.15% from other expense $48,539 for the comparable period in 2011. This increase was primarily attributable to foreign exchange gain, net, from the effect of fluctuation in the Euro exchange rate (versus the Hong Kong dollar) on GDWPLC liabilities denominated in Euros.

Income / (Loss) before income tax

Income/ (loss) before income tax for the three months ended December 31, 2012 was income of $65,286, an increase of $244,090 or 136.51% compared to loss of $178,804 for the comparable year in 2011. The increase was due primarily to the increase in revenue for the three months ended December 31, 2012 and the increase in the other income discussed above.

Net income (loss)

Net income for the three months ended December 31, 2012 was an income of $54,240, an increase of $203,869 or 136.25% from a loss of $149,629 for the comparable period in 2011. This increase was due primarily to the increase of income before income tax discussed above.

Comparison of the Nine Months Ended December 31, 2012 and 2011

The following table summarizes the results of our operations during the nine months ended December 31, 2012 and 2011, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended December 31, 2012 to the nine months ended December 31, 2011.

	Nine Months Ended
	December 31,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)

Revenue, net	$12,144,287	$13,463,125	$(1,318,838)	(9.80)%
Cost of Revenue	(11,349,285)	(11,995,370)	(646,085)	(5.39)%
Gross Profit	795,002	1,467,755	(672,753)	(45.84)%

General and Administrative Expenses	752,739	874,681	(121,942)	(13.94)%
Total Operating Expenses	752,739	874,681	(121,942)	(13.94)%
Income / (Loss) from Operations	42,263	593,074	(550,811)	(92.87)%
Other (Expense) / Income	44,946	(301,350)	346,296	114.91%
Income / (Loss) before Income Tax	87,209	291,724	(204,515)	(70.11)%
Income Tax Expense	(15,069)	(48,902)	(33,833)	(69.19)%
Net Income (Loss)	$72,140	$242,822	$(170,682)	(70.29)%

Revenue

Revenue for the nine months ended December 31, 2012 was $12,144,287, a decrease of $1,318,838 or 9.80% from $13,463,125 for the comparable period in 2011. This decrease was primarily attributable to general market conditions.

Cost of revenue and gross profit

Cost of revenue for the nine months ended December 31, 2012 was $11,349,285, a decrease of $646,085 or 5.39% from $11,995,370 for the comparable period in 2011. This decrease was primarily attributable to a decrease in sales.

Gross profit for the nine months ended December 31, 2012 was $795,002, a decrease of $672,753 or 45.84% from $1,467,755 for the comparable period in 2011. This decrease was primarily attributable to a decrease in revenue. The gross profit margin for the nine months ended December 31, 2012 decreased from 10.90% to 6.55% for the comparable period in 2011. The decrease was primarily attributable to an increase in purchase cost.

General and Administrative

General and administrative expenses for the nine months ended December 31, 2012 was $752,739, a decrease of $121,942 or 13.94% from $874,681 for the comparable period in 2011. This decrease was primarily attributable to decrease in professional fees.

Other (Expense)/Income

Other expense for the nine months ended December 31, 2012 was a net income of $44,946, an increase of $346,296 or 114.91% from a net expense of $301,350 for the comparable period in 2011. This increase was primarily attributable to other direct income and foreign exchange gain, net, which from the effect of fluctuation in the Euro exchange rate (versus the Hong Kong dollar) on GDWPLC liabilities denominated in Euros.

Income / (Loss) before income tax

Income before income tax for the nine months ended December 31, 2012 was $87,209, a decrease of $204,515 or 70.11% compared to income of $291,724 for the comparable year in 2011. The decrease was majorly due primarily to the decrease in revenue for the nine months ended December 31, 2012.

Net income (loss)

Net income for the nine months ended December 31, 2012 was $72,140, a decrease of $170,682 or 70.29% from net income of $242,822 for the comparable period in 2011. This decrease was due primarily to the decrease of income before income tax discussed above.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the nine months ended December 31, 2012 was $60,032 and decreased to $5,636 by the end of the period, a decrease of $54,666 or 90.65%. The decrease was primarily attributable to repayment of loans.

Net cash used in operating activities

Net cash provided by operating activities for the nine months ended December 31, 2012 was $403,094, a decrease of $389,235 or 49.13% from cash provided by operating activities of $792,329 for the comparable period in 2011.  The decrease was primarily attributable to $376,409 decrease in accounts receivable (($199,687) and $176,722 for the nine months ended December 31, 2012 and 2011, respectively), $125,944 decrease in prepayments, deposits and other receivables ( ($90,218) and $35,726 for the nine months ended December 31, 2012 and 2011, respectively), and $524,266 decrease in accrued liabilities and other payables ( ($414,420) and $109,846 for the nine months ended December 31, 2012 and 2011, respectively) and offset by $126,498 increase in inventories ($122,419 and ($4,079) for the nine months ended December 31, 2012 and 2011, respectively) and $743,032 increase in accounts payable ($912,246 and $169,214 for the nine months ended December 31, 2012 and 2011, respectively).

Net cash used in investing activities

Net cash used in investing activities were $0 and $775,304 for the nine months ended December 31, 2012 and 2011, respectively. The $775,304 was the purchase of life insurance in 2011.

Net cash (used in) provided by financing activities

Net cash used in financing activities for the nine months ended December 31, 2012 was $461,762, an increase of $174,659 or 60.83% from cash used in financing activities of $287,103 for the comparable period in 2011.  The increase was primarily attributable to the $57,792 increase in repayment of long-term bank loan ($57,792 and $0 for the nine months ended December 31, 2012 and 2011, respectively), $90,488 increase in repayment of short-term bank loan ($90,488 and $0 for the nine months ended December 31, 2012 and 2011, respectively), and $175,008 increase in (repayment to) advance from a director ($151,691repayment to a director for the nine months ended December 31, 2012 and $23,317 advance from a director for the nine months ended December 31, 2011),and offset by $699,600 decrease in repayment of revolving lines of credit ($45,288 and $714,948 for the nine months ended December 31, 2012 and 2011 respectively), $534,076 decrease in draw down from long-term loan ($0 and $534,076 for the nine months ended December 31, 2012 and 2011, respectively)

Non-cash transaction

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

As of December 31, 2012 and March 31, 2012, the accounts receivable balance transferred from Customer A to Party B was $1,166,526 and $808,473, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of December 31, 2012
	Customer A	Party B
Accounts receivable	$2,448,884	$3,111,860
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(1,166,526)	1,166,526
Accounts receivable, net	$1,282,358	$4,278,386

	As of March 31, 2012
	Customer A	Party B
Accounts receivable	$1,424,232	$3,612,173
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(808,473)	808,473
Accounts receivable, net	$615,759	$4,420,646

As of December 31, 2012 and March 31, 2012, the aging analysis of Party B is as follow:

	As of
	December 31, 2012	March 31, 2012
0-90 days	$2,882,382	$3,092,762
91-180 days	730,633	673,885
181-270 days	-	346,734
271-360 days	645,095	29,291
Over 360 days	20,276	277,974
Total	$4,278,386	$4,420,646

We have also received cash settlement of approximately $0 and recognized purchases of approximately $ 92,106 due to Party B in January 2013.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,357,182 and $2,433,072 at December 31, 2012 and March 31, 2012, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of December 31, 2012, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of December 31, 2012, the Company has a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $415,477, a revolving line of credit with Hongkong and Shanghai Banking Corporation Limited with an outstanding balance of $1,897,376, and a trade financing payable to Tai Wah Timber Factory Limited in an aggregate of $1,023,402. If we are to acquire another business or further expand our operations, we will need additional capital.

Bank Credit Facilities

The credit facility with the Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,935,285), which bears interest at a rate of 3% (2011: 2%) per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 3% (2011: 2%) per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The facility is secured by the cash value of the life insurance policy of the key executive and guaranteed by the Government of HKSAR. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities (see note 4) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.26% and 2.21% per annum for the nine months ended December 31, 2012 and 2011, payable monthly.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $838,624), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.25% and 3.50% per annum for the nine months ended December 31, 2012 and 2011, payable monthly.

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

As of December 31, 2012 and March 31, 2012, the outstanding balance was $1,023,402 and $1,102,699.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                      CONTROLS AND PROCEDURES.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2012 based on the material weaknesses defined below.

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

PART II – OTHER INFORMATION\

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: March 20, 2013	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer )