Form 10-K
period 2013-03-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2013-10-08
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

or

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
9 Science Museum Road
Kowloon, Hong Kong
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  011- (852) 2482-5168

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
☐   Yes          ☒   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2012 was $0, since our securities did not trade during the fiscal year ended March 31, 2013 and we have not recently sold any securities in a private transaction.

As of September 23, 2013, there are presently 23,725,000 shares of common stock, par value $0.001 issued and outstanding.

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

Principal Products

We import wood logs and veneer from various countries and regions, including the United States, West Africa, Europe, and South China.  These imports are used in wood products such as furniture, flooring, wooden doors and musical instruments.  Currently we export approximately 80% of our products to 2 wood distributors in Southern China, with the remaining 20% exported to approximately 26 customers located throughout the world, including India, Italy, and the United Arab Emirates.

Approximately 67% of the wood products we trade are various species of logs, 31% are veneer and 2% are lumber.

The sale of our logs, lumber and plywood represents approximately 69% of our total sales due to the higher profit margins. The remaining 31% of our sales are in our veneer product line.  Although we import veneer from all parts of the world to China, they are primarily derived from African and European species of wood.  We also export veneer produced in China to various regions including Europe, the Middle East, South Korea, and India.

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

With our limited financial capacity, we are not able to offer a great variety of species of wood products or services such as open credit and warehouse facilities to make us stand above our competition, however we have chosen to refine and enhance the availability of the number of types of wood logs and veneers that fall within our capability to import/export.   We are currently in the process of developing a unique website portal to facilitate the veneer trading business by building a platform for finding the right product in the right place within a short time.  The portal will at the same time enable suppliers to reach all potential customers effectively to sell to the right customer for a better price.   We are currently in the research and development stage of the development of this portal and do not believe we will be able to commercialize the portal during the fiscal year ended March 31, 2014.

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

Customers

Presently we rely on two major customers in Southern China.   While currently approximately 80% of our business is generated from these two distributors, these relationships are long-term and have become mutually beneficial.  One party without the other is harmful to not only Green Dragon but the distributor. We believe that in the future we will not have to rely on any one or a limited number of customers for our business. We expect to increase our customer base as we continue to grow our business. Our target markets are not limited geographically so we have been able to expand our client base and steadily increase our revenues.

To assist our expansion efforts, we also plan to participate in more sales exhibitions and higher more experienced sales and marketing personnel.

For the years ended March 31, 2013 and 2012, our principal customer, which accounted for 58% and 57% of our revenue, respectively, was Rong Ze Wood Company.  Our other major customer, Bo Tao Mu Ye Company, accounted for approximately 22% and 18% of our revenue for the years ended March 31, 2013 and 2012, respectively.

Suppliers

We work with more than 50 different suppliers throughout the world.  We maintain a strong relationship with our suppliers and their trust and willingness to work with us has given us a competitive edge over other companies in our industry trading companies.

For the years ended March 31, 2013 and 2012, our principal supplier, which accounted for 17% and 25% of our purchases, respectively, was Bo Tao Mu Ye Company.

Research and Development

During the last two fiscal years no money was spent directly on research and development. We have, however, spent minimal monies on travel expenses approximately $16,049 (HK$124,475) for our President to inspect wood from different suppliers.

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

Employees

As of March 31, 2013, we have 9 regular paid full-time employees.   We currently have no key employees, other than Mr. Lee, our President and Chairman of the Board, and Ms. Law, a Director. Our employees are paid regular salaries for their employment with GDWPCL.   They do not receive stock benefits for their performance. There are no key consulting contracts with any individuals or companies at this time.

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

Our business, financial condition, operating results and cash flows can be affected by a number of factors, including, but not limited to, those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. The risks described below are not the only ones we face, but those we currently consider to be material. There may be other risks which we now consider immaterial, or which are unknown or unpredictable, with respect to our business, our competition, the regulatory environment or otherwise that could have a material adverse effect on our business.

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

We currently rely on 2 customers for approximately 80% and 75% of our revenue for the fiscal year ended March 31, 2013 and 2012, respectively.  Any disruption in the relationships between us and these clients would adversely affect our business.  In the event of any disruption and loss of business from one or both of these clients, purchasers of our stock would be at risk to lose most or all of their investment.

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

As of September 23, 2013, there were 23,725,000 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 85% of our common stock. Mr. Kwok Leung Lee, our President, beneficially owns approximately 60% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Lee’s interests may differ from those of other stockholders. Furthermore, ownership of 85% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock as quoted on the Pink Sheets.

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

Our principal business location is at Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong.  We own our furniture, computers, ancillary equipment, and office supplies.   We occupy approximately 1,296 square feet under a two-year lease, expiring in February 2015 that costs $32,400 Hong Kong dollars or approximately $4,181 USD per month.  At the present time we do not have a showroom for our customers.

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

As of September 23, 2013, we had approximately 33 shareholders of record of our common stock, including the shares held in street name by brokerage firms.

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

Dividends

Cash dividends have not been paid during the fiscal years ended March 31, 2013 and 2012. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended March 31, 2013.

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

Results of Operations

For the Year Ended March 31, 2013 as Compared to the Year Ended March 31, 2012

The following table summarizes the results of our operations during the years ended March 31, 2013 and 2012, and provides information regarding the dollar and percentage increase or (decrease) from the year ended March 31, 2013 to the year ended March 31, 2012.

	Year Ended March 31,
	2013	2012	$ Increase / (Decrease)	% increase/ (decrease)
Revenue	$14,204,148	$16,717,288	$(2,513,140)	(15	) %
Cost of Revenue	13,213,900	15,155,580	(1,941,680)	(13	) %
Gross Profit	990,248	1,561,708	(571,460)	(37	) %
General and Administrative Expenses	1,037,805	1,036,770	1,035	0%
Total Operating Expenses	1,037,805	1,036,770	1,035	0%
(Loss)/Income from Operations	(47,557)	524,938	(572,495)	(109	) %
Other Income/(Expense)	25,537	(374,592)	400,129	107%
(Loss)/Income before Income Tax	(22,020)	150,346	(172,366)	(115	) %
Income Tax Expense	(197)	(38,330)	(38,133)	(99	) %
Net (Loss)/Income	(22,217)	112,016	(134,233)	(120	) %

Revenue

Revenue for the fiscal year ended March 31, 2013 was $14,204,148, a decrease of $2,513,140 or 15% from $16,717,288 for the comparable period in 2012. This decrease was primarily attributable to the global market decrease in demand for the Company's products.

Cost of revenue and gross profit

Cost of revenue for the fiscal year ended March 31, 2013 was $13,213,900, a decrease of $1,941,680 or 13% from $15,155,580 for the comparable period in 2012. This decrease was primarily attributable to the decrease in sales for the Company's product.

Gross profit for the fiscal year ended March 31, 2013 was $990,248, a decrease of $571,460 or 37% from $1,561,708 for the comparable period in 2012. This decrease was primarily attributable to the decrease in sales for the Company's product.  The gross profit margin for the fiscal year ended March 31, 2013 decreased to 7% from 9% for the comparable period in 2012. The decrease was primarily attributable to increase on cost of revenue s set forth above.

General and Administrative

General and administrative expenses for the fiscal year ended March 31, 2013 was $1,037,805, an increase of $1,035 or 0% from $1,036,770 for the comparable period in 2012. Excluding year 2013 $26,941 stock-based compensation, a decrease $25,906 or 2 % when comparing 2013 to 2012. This decrease was primarily attributable to decrease in professional fees and cost control measures implemented by the Company.

Income before income tax and income tax expense

Income before income tax for the year ended March 31, 2013 was a loss of $22,020, a decrease of $172,366 or 115% compared to a profit of $150,346 for the comparable year in 2012. The decrease was attributable to assessable profit decrease. For the year ended March 31, 2013, the provision for income taxes was $197, a decrease of $38,133 or 99% compared to $38,330 for the comparable year in 2012.

Net income (loss)

Net loss for the fiscal year ended March 31, 2013 was $22,217, a decrease of $134,233 or 120% from income of $112,016 for the comparable period in 2012. This decrease was primarily attributable to the decrease in sales for the Company's products.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the fiscal year ended March 31, 2013 was $60,302 and increased to $342,329 by the end of the period, an increase of $282,027 or 468%. The increase was mainly due $443,610 net cash provided by operating activities offset by $178,616 net cash used in financing activities.  Our cash and cash equivalents as at the beginning of the fiscal year ended March 31, 2012 was $289,076 and decreased to $60,302 by the end of the period, a decrease of $228,774 or 79%. The decrease was mainly due $769,558 purchase of life insurance in investing activity offset by the $283,022 net cash provided by operating activities and $252,025 net cash provided by financing activities .

Net cash used in operating activities

Net cash outflow from operating activities was $443,610 for the fiscal year ended March 31, 2013, an increase of $160,588 or 57% from cash inflow of $283,022 for the comparable period in 2012. This increase was primarily attributable to an increase of accounts payable.

Net cash used in investing activities

Net cash used in investing activities was $0 for the fiscal year ended March 31, 2013, a decrease of $769,558 or 100% from $769,588 for the comparable period in 2012. This decrease was mainly due to no purchase of life insurance for our CEO during the year.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $178,616 for the year ended March 31, 2013, compared to a net cash inflow of $252,025 for the year ended March 31, 2012, a decrease of $430,641 or 171%. The net cash outflow from financing activities primarily attributed by the net payments from advances from a director of $353,178 for the year ended March 31, 2013 as compared to a net proceeds on advances from a director of $232,225 for the year ended March 31, 2012.

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

As of March 31, 2013 and 2012, the accounts receivable balance transferred from Customer A to Party B was $1,195,887 and $808,473, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of March 31, 2013
	Customer A	Party B
Accounts receivable	$2,285,581	$3,537,248
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(1,195,887)	1,195,887
Accounts receivable, net	$1,089,694	$4,733,135

	As of March 31, 2012
	Customer A	Party B
Accounts receivable	$1,424,232	$3,612,173
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(808,473)	808,473
Accounts receivable, net	$615,759	$4,420,646

As of March 31, 2013 and 2012, the aging analysis of Party B is as follow:

	As of March 31,
	2013	2012
0-90 days	$2,520,121	$3,092,762
91-180 days	1,483,565	673,885
181-270 days	221,539	346,734
271-360 days	256,800	29,291
Over 360 days	251,110	277,974
Total	$4,733,135	$4,420,646

We have also received cash settlement of approximately $0 and recognized purchases of approximately $74,648 due to Party B in August 2013.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,245,851 as of March 31, 2013.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of March 31, 2013, but from time to time, we may identify new expansion opportunities for which there will be a need for the use of cash.

Capital Resources

As of March 31, 2013, the Company has a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $574,630, a revolving line of credit with the Hongkong and Shanghai Banking Corporation Limited with an outstanding balance of $1,913,183, a revolving line of credit with Industrial and Commercial Bank of China (Asia) Limited with an outstanding balance of $620,601 and a trade financing payable to Tai Wah Timber Factory Limited in an aggregate amount of $773,894. If we are to acquire another business or further expand our operations, we will need additional capital.

Bank Credit Facilities

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $837,265), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.25% and 5.25% per annum for the years ended March 31, 2013 and 2012, payable monthly.

The credit facility with the Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,932,150), which bears interest at a rate of 3% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 3% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The facility is secured by the cash value of the life insurance policy of the key executive and guaranteed by the Government of HKSAR. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities (see note 3) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.25% and 3.26% per annum for the years ended March 31, 2013 and 2012, payable monthly

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$8,000,000 (approximately $1,030,480), which bears interest at a rate of 1% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms. Mei Ling Law and Mr. Kwok Leung Lee, directors of the Company.

The Company also received an installment loan of $772,860 from the Hongkong Shanghai Banking Corporation Limited for the working capital purpose. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of $12,877 each and will mature on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, the director of the Company and guaranteed by the Government of HKSAR. As of March 31, 2013, the outstanding long-term bank borrowings was $309,144.

In March 2013, the Company borrowed HK$2,000,000 (approximately $257,620) from Chinatrust Commercial Bank, Ltd. This loan bore interest at a rate of 3.4% per annum. The HK$2,000,000 loan was repaid on June 27, 2013 (HK$1,000,000) and July 2, 2013 (HK$1,000,000).

As of March 31, 2013 and 2012, Mr. Lee, our President and Chairman, had advanced a total of $29,259 and $382,437, respectively to the Company as temporary advance.. The amount owed bears no interest and has no fixed repayment term.

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

As of March 31, 2013 and 2012, the outstanding balance was $773,894 and $1,102,699, respectively.

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

Our accounts receivable represent approximately 43% of our revenue.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

Our audited consolidated financial statements for the fiscal years ended March 31, 2013 and 2012, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Green Dragon Wood Products, Inc.

We have audited the accompanying consolidated balance sheets of Green Dragon Wood Products, Inc. and its subsidiaries (“the Company”) as of March 31, 2013 and 2012 and the related  consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the years ended March 31, 2013 and 2012. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated  financial statements  referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012 and the results of operations and cash flows for the years then ended and in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited
Certified Public Accountants

Hong Kong, China
October 7, 2013

Unit 602, 6/F., Hoseinee House, 69 Wyndham Street, Central, Hong Kong
Tel: (852) 2573 2296      Fax: (852) 2384 2022
http://www.hkcmcpa.us

Green Dragon Wood Products, Inc.
Consolidated Balance Sheets
As of March 31, 2013 and March 31, 2012
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Audited)

	March 31,	March 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$342,329	$60,302
Restricted cash	909,941	652,087
Marketable securities	380,771	336,430
Accounts receivable, net	6,092,135	5,754,559
Inventories	-	122,419
Income tax recoverable	123,973	13,081
Prepayments, deposits and other receivables	849,448	834,179
Current portion of prepaid life insurance	-	14,749
TOTAL CURRENT ASSETS	8,698,597	7,787,806

Non-current assets:
Plant and equipment, net	49,447	6,266
Cash surrender value of life insurance, net	231,835	124,899
Non-current portion of prepaid life insurance	107,240	114,900
TOTAL NON-CURRENT ASSETS	388,522	246,065

TOTAL ASSETS	$9,087,119	$8,033,871

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Revolving lines of credit	$3,882,308	$3,381,543
Current portion of long-term bank loan	154,572	154,524
Short-term bank loan	257,620	98,861
Accounts payable, trade	1,414,461	513,484
Accrued liabilities and other payables	608,616	823,885
Income tax payable	94,197	-
Amount due to a director	29,259	382,437
Obligation under finance lease	11,713	-
TOTAL CURRENT LIABILITIES	6,452,746	5,354,734

NON-CURRENT LIABILITIES
Obligation under finance lease-over one year	43,703	-
Long-term bank loan	154,572	309,048
TOTAL NON-CURRENT LIABILITIES	198,275	309,048

TOTAL LIABILITIES	6,651,021	5,663,782

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 preferred shares authorized; Series A Convertible Preferred stock, 2,000,000 shares and 0 shares issued and outstanding, respectively.	2,000	-
Common stock, $0.001 par value; 450,000,000 shares authorized; 20,200,000 shares and 200,000 shares issued and outstanding, respectively.	20,200	200
Additional paid-in capital	1,222,300	644,300
Subscription receivable	(100,000)	-
Deferred stock-based compensation	(473,059)	-
Retained earnings	1,713,255	1,735,472
Accumulated other comprehensive income (loss)	51,402	(9,883)
TOTAL STOCKHOLDERS' EQUITY	2,436,098	2,370,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,087,119	$8,033,871

See accompanying notes to consolidated financial statements.

Green Dragon Wood Products, Inc.
Consolidated Statements of Operations and Comprehensive Income
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Audited)

	Years ended March 31,
	2013	2012

Revenues, net	$14,204,148	$16,717,288

Cost of revenue	(13,213,900)	(15,155,580)

Gross profit	990,248	1,561,708

General and administrative expenses (including stock-based compensation of $26,941 and $0, respectively)	1,037,805	1,036,770

Total operating expenses	1,037,805	1,036,770

(LOSS) INCOME FROM OPERATIONS	(47,557)	524,938

Other income/(expense):
Foreign exchange gain/(loss), net	203,064	(194,942)
Interest income	482	426
Interest expense	(192,334)	(180,112)
Other income	14,325	36

(LOSS) INCOME BEFORE INCOME TAXES	(22,020)	150,346

Income tax expense	(197)	(38,330)

NET (LOSS) INCOME	(22,217)	112,016

Other comprehensive income:
- Unrealized holding gain on available-for-sales securities	44,281	12,087
- Foreign currency translation adjustment	17,004	6,737

COMPREHENSIVE INCOME	$39,068	$130,840

Net (loss) income per share - Basic and diluted	$(0.01)	$0.56

Weighted average common shares outstanding during the year - Basic and diluted	3,487,671	200,000

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
Consolidated Statements of Stockholders' Equity
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Audited)

	Preferred stock		Common stock		Additional paid	Subscription	Deferred stock-based	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	in capital	receivable	compensation	earnings	(loss) / gain	equity

Balance as of March 31, 2011	-	$-	200,000	$200	$644,300	$-	$-	$1,623,456	$(28,707)	$2,239,249

Net income for the year	-	-	-	-	-	-	-	112,016	-	112,016

Unrealized gain on available-for-sales securities	-	-	-	-	-	-	-	-	12,087	12,087

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	6,737	6,737

Balance as of March 31, 2012	-	$-	200,000	$200	$644,300	$-	$-	$1,735,472	$(9,883)	$2,370,089

Common stock issued for subscription receivable at $0.005 per share	-	-	20,000,000	20,000	80,000	(100,000)	-	-	-	-

Series A Convertible Preferred stock issued in connection with Employment Agreement	2,000,000	2,000	-	-	498,000	-	(500,000)	-	-	-

Amortization of deferred stock-based compensation	-	-	-	-	-	-	26,941	-	-	26,941

Net loss for the year	-	-	-	-	-	-	-	(22,217)	-	(22,217)

Unrealized gain on available-for-sales securities	-	-	-	-	-	-	-	-	44,281	44,281

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	17,004	17,004

Balance as of March 31, 2013	2,000,000	$2,000	20,200,000	$20,200	$1,222,300	$(100,000)	$(473,059)	$1,713,255	$51,402	$2,436,098

See accompanying notes to consolidated financial statements.

Green Dragon Wood Products, Inc.
Consolidated Statements of Cash Flows
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Audited)

	Years ended March 31,
	2013	2012
Cash flow from operating activities:
Net (loss) income	$(22,217)	$112,016
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,774	7,952
Stock-based compensation	26,941	-
Net (gain)/loss arising on changes in fair value of life insurance	(6,475)	19,858
Allowance for doubtful accounts	-	3,612
Changes in operating assets and liabilities:
Accounts receivable	(337,576)	478,472
Inventories	122,419	(50,244)
Income tax recoverable	(110,892)	(13,081)
Prepayments, deposits and other receivables	(15,269)	(207,642)
Prepaid life insurance	28,884	-
Cash surrender value of life insurance, net	(28,884)	-
Accounts payable, trade	900,977	(533,498)
Accrued liabilities and other payables	(215,269)	528,900
Income tax payable	94,197	(63,323)

Net cash provided by operating activities	443,610	283,022

Cash flows from investing activities:
Purchase of life insurance	-	(769,558)

Net cash used in investing activities	-	(769,558)

Cash flows from financing activities:
(Repayment of) proceeds from revolving lines of credit	500,765	(419,524)
Change in restricted cash	(257,854)	(1,984)
Draw down from long-term insurance policy loan	-	495,152
Repayment of long-term insurance policy loan	(78,052)	-
Proceeds from finance lease	5,420	-
Proceeds from short-term bank loan	158,759	98,861
Repayment of long-term bank loan	(154,476)	(152,705)
Advances from a director	(353,178)	232,225

Net cash (used in) provided by financing activities	(178,616)	252,025

Effect of exchange rate changes on cash and cash equivalents	17,033	5,737

Net change in cash and cash equivalents	282,027	(228,774)
Cash and cash equivalents, beginning of year	60,302	289,076
Cash and cash equivalents, end of year	$342,329	$60,302

Supplemental disclosure of cash flow information:
Interest paid	$192,334	$180,112
Income tax paid	$16,913	$114,850

Non- cash investing activities:
Purchase of plant and equipment	$49,996	$-

Non-cash financing activities:
Issuance of common stock for subscription receivable	$100,000	$-
Issuance of Series A Convertible Preferred stock	$500,000	$-

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
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

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

•	Basis of consolidation

The consolidated financial statements include the accounts of GDWP and its subsidiary. All inter-company balances and transactions between the Company and its subsidiary have been eliminated upon consolidation.

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
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

As of March 31, 2013 and 2012, the Company maintained minimum cash balances of $909,941 and $652,087 in a pledged deposit account as collateral for the revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Depreciation expense for the years ended March 31, 2013 and 2012 was $6,774 and $7,952, respectively.

•	Cash value of life insurance

The cash value of life insurance relates to the Company-owned life insurance policies on a current executive officer, which is stated at the cash surrender value of the contract, net of policy loans.

•	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of March 31, 2013 and 2012.

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

Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $218,068 and $374,940 for the years ended March 31, 2013 and 2012, respectively, which are recorded in cost of revenue.

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
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
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

For the years ended March 31, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2013 and 2012, the Company did not have any significant unrecognized uncertain tax positions.

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the years ended March 31, 2013 and 2012:

	March 31,
	2013	2012
Year-end HK$: US$1 exchange rate	7.7634	7.7658
Annual average HK$: US$1 exchange rate	7.7555	7.7773

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the years ended March 31, 2013 and 2012, the Company operates one reportable business segment in Hong Kong.

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

On July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment ”. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “ Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ” (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

3.   MARKETABLE SECURITIES

Marketable securities consist of:

	March 31,	March 31,
	2013	2012

13,727.21 shares, Franklin Templeton Global Total Return Fund (A-EUR):
At original cost	$322,033	$322,033
Unrealized holding gain	57,688	13,447
Add: foreign currency translation adjustment	1,050	950
Fair value	$380,771	$336,430

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

A summary of net cash value of life insurance as of March 31, 2013 is reported as below:

Cash surrender value of life insurance	$648,935
Less: policy loans balances outstanding	(417,100)
Cash value of life insurance, net	$231,835

As of March 31, 2013, the maturities of the policy loans for the next five years and thereafter are as follows:

Years ending March 31:
2014	$78,206
2015	78,206
2016	78,206
2017	78,206
2018	78,206
Thereafter	26,070
Total policy loans balances	$417,100

For the years ended March 31, 2013 and 2012, the HIBOR was 0.85% per annum and 0.84% per annum, respectively. .

5.   ACCOUNTS RECEIVABLE, NET

	March 31,	March 31,
	2013	2012

Accounts receivable, trade	$6,109,506	$5,771,924
Less: allowances for doubtful accounts	(17,371)	(17,365)
Accounts receivable, net	$6,092,135	$5,754,559

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
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the year ended March 31, 2013, no provision for doubtful accounts was charged to operations.

For the year ended March 31, 2012, the Company provided an allowance for doubtful accounts of $3,612.

6.   PREPAYEMNT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	March 31,	March 31,
	2013	2012

Purchase deposits to vendors	$643,472	$724,226
Rental and utilities deposits	158,733	50,494
Other receivables	47,243	59,459
Total	$849,448	$834,179

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

7.   LINES OF CREDIT

Revolving lines of credit

Revolving lines of credit consist of:

	March 31,	March 31,
	2013	2012

Payable to financial institutions in Hong Kong:
The Hongkong and Shanghai Banking Corporation Limited	$1,913,183	$1,897,665
Shanghai Commercial Bank Limited	574,630	381,179
Industrial and Commercial Bank of China (Asia) Limited	620,601	-
	3,108,414	2,278,844
Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	773,894	1,102,699
Total	$3,882,308	$3,381,543

The credit facility with the Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,932,150), which bears interest at a rate of 3% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 3% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The facility is secured by the cash value of the life insurance policy of the key executive and guaranteed by the Government of HKSAR. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities (see note 3) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.25% and 3.26% per annum for the years ended March 31, 2013 and 2012, payable monthly.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $837,265), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.25% and 5.25% per annum for the years ended March 31, 2013 and 2012, payable monthly.

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$8,000,000 (approximately $1,030,480), which bears interest at a rate of 1% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms.  Mei Ling Law and  Mr. Kwok Leung Lee, directors of the Company.

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly. Additional interest is charged on any overdue balance.

Unused Lines of Credit

On February 4, 2013, the Company entered into a credit facility and financing agreement with DBS Bank (Hong Kong) Limited (“DBS”). The agreement provides for borrowings up to HK$14,000,000 (approximately $1,803,340) for up to 120 days generally with interest at (i) 1% per annum below Prime Rate for Hong Kong Dollar bills and (ii) Standard Bills Rate quoted by DBS from time to time for foreign currency bills on the outstanding amount from drawdown until repayment in full as conclusively calculated by DBS. The Handling fee charged by DBS for the Facility is HK$35,000 (approximately $4,508). DBS may at any time immediately terminate the facility.

On March 14, 2013, the Company entered into two credit facility agreements with Chinatrust Commercial Bank, Ltd. (“Chinatrust”). The credit facilities (one for HK$4,000,000, one for HK$2,000,000) provide for borrowings totaling up to HK$6,000,000 (approximately $772,860). For the HK$2,000,000(approximately $257,620) credit facility, interest is at a rate of 3.4% per annum. The Facility fee charged by Chinatrust for this facility is HK$8,000 (approximately $1,030). Chinatrust may terminate all or any part of the facility by prior notice. Borrowings under the facility are guaranteed by Mr. Kwok Leung Lee, director of the Company. In March 2013, the Company borrowed HK$2,000,000 from Chinatrust (see Note 8). For the HK$4,000,000 (approximately $515,240) credit facility, interest is at a rate of 3% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 3% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities. The Facility fee charged by Chinatrust for this facility is HK$0 ($0). Borrowings under the facility are guaranteed by Mr. Kwok Leung Lee, director of the Company.

At March 31, 2013, the Company had aggregate banking facilities of $6,118,475 in which $3,010,060 was unused.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.  SHORT-TERM BANK LOAN

In March 2013, the Company borrowed HK$2,000,000 (approximately $257,620) from Chinatrust Commercial Bank, Ltd (see Note 7). This loan bore interest at a rate of 3.4% per annum.  The HK$2,000,000 loan was repaid on June 27, 2013 (HK$1,000,000) and July 2, 2013 (HK$1,000,000).

9. OBLIGATION UNDER FINANCE LEASE

On February 20, 2013, the Company entered into a finance lease agreement with Wing Hang Bank Ltd to lease a motor vehicle. The lease has a term of 54 months expiring August 20, 2017 and provides for lease payments of HK$ 52,968 (approximately $6,823) in February 2013 and HK$8,828 (approximately $1,137) per month commencing March 2013 and ending August 2017.

	March 31, 2013	March 31, 2012

Finance lease	$60,268	$-
Less: interest expense	(4,852)	-

Net present value of finance lease	$55,416	$-

Current portion	$11,713	$-
Non-current portion	43,703	-

Total	$55,416	$-

As of March 31, 2013, the minimum remaining lease payments under this capital lease are as follows:

Years ending March 31:
2014	$13,646
2015	13,646
2016	13,646
2017	13,646
2018	5,684
Subtotal	60,268
Less: interest	(4,852)
Net minimum lease payment under finance lease	55,416
Less: current portion of net minimum lease payments	(11,713)
Long-term portion of net minimum lease payments	$43,703

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. LONG-TERM BANK LOAN

In March 2010, the Company received an installment loan of HK$6,000,000 (approximately $772,860) from The Hongkong and Shanghai Banking Corporation Limited for working capital purposes. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of HK$100,000 (approximately $12,881) each and matures on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, a director of the Company and guaranteed by the Government of HKSAR.

Maturities of the bank loans for each of the next two years following March 31, 2013 are as follows:

Years ending March 31:
2014	$154,572
2015	154,572
Total	$309,144

11.   AMOUNT DUE TO A DIRECTOR

As of March 31, 2013 and 2012, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment.

12.   INCOME TAXES

For the years ended March 31, 2013 and 2012, the local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Years ended March 31,
	2013	2012

Tax jurisdictions from:
- Local	$-	$-
- Foreign	(22,020)	150,346
(Loss) / Income before income taxes	(22,020)	150,346

Provision for income taxes consisted of the following:

	Years ended March 31,
	2013	2012

Current:
- Local	$-	$-
- Foreign	197	38,330

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$197	$38,330

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
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

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the years ended March 31, 2013 and 2012, the Company incurred no operations in the United States of America. GDWP is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the years ended March 31, 2013 and 2012, GDI incurred no operation in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the years ended March 31, 2013 and 2012 are as follows:

	Years ended March 31,
	2013	2012

(Loss) / income before income taxes	$(22,020)	$150,346
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	(3,633)	24,807

Tax effect of non-deductible expenses	5,602	12,965
Tax effect of depreciation allowances	(216)	(215)
Over-provision for prior years	(1,556)	773

Income tax expenses	$197	$38,330

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary differences as of March 31, 2013 and 2012, no deferred tax assets or liabilities have been recognized.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

13.   STOCKHOLDERS’ EQUITY

During the year ended March 31, 2013, the Company has the following stock transactions:

(a)	Preferred Stock - Series A Convertible Preferred Stock

On January 30, 2013, the Company’s Board of Directors approved amending the Company’s Articles of Incorporation to designate 2,000,000 shares of preferred stock (of the 50,000,000 authorized shares of preferred stock) as Series A Convertible Preferred Stock (the “Series A Preferred Stock“). Each share of Series A Preferred Stock is entitled to 50 votes per share, has a liquidation preference of $0.001 per share, and is convertible into 50 shares of Company common stock over three years as set forth in the Articles of Amendment to the Articles of Incorporation. Notwithstanding the rights to conversion upon the occurrence of either:

(i)
the Company attaining an audited net income of $500,000 in the fiscal year ended March 31, 2014 or the Corporation attaining an audited gross revenue of $17,500,000 in the fiscal year ended March 31, 2014, or

(ii)
the Company attaining an audited net income of $750,000 in the fiscal year ended March 31, 2015 or the Corporation attaining an audited gross revenue of $20,000,000 in the fiscal year ended March 31, 2015, and;

(iii)	the market price of the Company’s Common Stock on the date of conversion is equal to greater than $0.25,

Then, all shares of Series A Preferred Stock held by each holder shall immediately be convertible.

Concurrently, on January 30, 2013, the Company executed an Employment Agreement with Mr. Kwok Leung Lee, chief executive officer of the Company. The agreement, which has a term of 3 years, provides for annual compensation to Mr. Lee of HK$487,500 (approximately equal to $62,897). The agreement also provides for the Company’s issuance of 2,000,000 shares of the Company’s Series A Convertible Preferred Stock to Mr. Lee at a price of $0.25 per share (representing the equivalent number of common stock at $0.005 per share).

As of March 31, 2013, the Company had a total of 2,000,000 shares of its preferred stock issued and outstanding.

(b)	Common Stock

On January 30, 2013, the Company executed a Subscription Agreement with Mr. Kwok Leung Lee, chief executive officer of the Company. The agreement provides for the sale of 20,000,000 shares of Company common stock to Mr. Lee for $100,000 at a price of $0.005 per share, or $100,000

As of March 31, 2013, approximately $100,000 of outstanding proceeds from the Company’s CEO are recorded as subscription receivable in the Company’s balance sheet.

As of March 31, 2013, the Company had a total of 20,200,000 shares of its common stock issued and outstanding.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

14.   SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Years ended March 31,
	2013	2012

Revenue, net:
~ The PRC (including Hong Kong)	$11,389,150	$12,346,721
~ Middle East	145,366	1,256,721
~ India	1,607,595	900,395
~ Europe	246,983	981,743
~ Others	815,054	1,231,708

Total	$14,204,148	$16,717,288

All of the Company’s long-lived assets are located in Hong Kong.

15.   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the years ended March 31, 2013 and 2012, the customers who account for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Year ended March 31, 2013		March 31, 2013
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$8,263,121	58%	$1,098,694
Customer B (Vendor A)	3,126,029	22%	4,733,135
Total	$11,389,150	80%	$5,831,829

	Year ended March 31,2012		March 31, 2012
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$9,576,076	57%	$615,759
Customer B	2,939,102	18%	4,420,646
Total	$12,515,178	75%	$5,036,405

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)         Major vendors

For the years ended March 31, 2013 and 2012, the vendors who account for 10% or more of the Company's purchases and its outstanding accounts payable at year-end date, are presented as follows:

	Year ended March 31, 2013		March 31, 2013
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$2,119,136	17%	$-
Vendor B	1,503,574	12%	69,353
Vendor C	1,468,809	12%	160,675
Total	$5,091,519	41%	$230,028

	Year ended March 31, 2012		March 31, 2012
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$3,709,785	25%	$-
Vendor B	1,421,141	10%	-
Total	$5,130,926	35%	$-

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

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates on variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2013, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Notes 7, 8, 9 and 10.

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

16.   COMMITMENTS AND CONTINGENCIES

(a)  Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2015. Total rent expenses for the years ended March 31, 2013 and 2012 was $118,135 and $113,618, respectively.

As of March 31, 2013, the Company has future minimum rental payments of HK$1,592,485 (approximately $205,128) under various non-cancelable operating leases in the next two years, as follows:

Year ending March 31:
2014	$127,646
2015	77,482
Total	$205,128

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

On January 26, 2011, the High Court of the Hong Kong Special Administrative Region granted leave to Mr. Yip and CCGL to set the case down for a 7-day trial. The hearing occurred in October 2012 and the parties are waiting for the judgment of the court. At March 31, 2013, in the opinion of Company management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

17.   SUBSEQUENT EVENTS

On April 16, 2013, the Company adopted a 2013 Incentive Stock Plan (the “Plan”) with a term of ten years. The Plan is designed to retain directors, executives, and selected employees and consultants and reward them for making contributions to the success of the Company. Under the Plan, the Board of Directors has the authority to grant common stock and stock options for eligible directors, officers, employees, and consultants up to a total of 4,000,000 shares.

From May 13, 2013 to July 15, 2013, the Company issued a total of 3,525,000 shares of common stock to five eligible persons under the Plan.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2013 based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of March 31, 2013 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2013.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2013:

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

☐
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

☐
The Board of Directors will be more actively involved in providing additional oversight of the Company’s internal controls, formal review of our financial statements,  and more detailed review of the periodic reports we anticipate filing with the SEC.

☐	The Company has initiated efforts to ensure our employees understand the importance of internal controls and compliance with corporate policies and procedures.

☐	The Company has retained third party specialists to assist us in the design, implementation and testing of our internal controls as necessary.

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title

Kwok Leung Lee	45	President, Secretary, Treasurer, and Chairman of the Board

Mei Ling Law	67	Director

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

The board held 4 meetings during the fiscal year of 2013.  These meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 100 % of the total number of meetings of the board during the year. Our non-management directors did not meet in executive session during the fiscal year of 2013.

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

Audit Committee

We have not yet appointed an audit committee, and our Board of Directors currently acts as our audit committee. The Company intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during its 2014 fiscal year.

Code of Ethics

We have adopted a code of ethics as of August 31, 2007 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and are posted on our website www.greendragonglobal.com .  A copy of the Company’s code of ethics are available to any person without charge upon written request to the Company at Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong, Attn: President.

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

Nominating Procedures

During the fiscal year ended March 31, 2013 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended March 31, 2013, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis except for Kwok Leung Lee who filed a Form 4 7 days late.

Item 11.	Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our President, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years March 31, 2013 and 2012.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Kwok Leung Lee, President and Director
	2013	63,696	-0-	26,941	-0-	-0-	-0-	73,632	(1)	164,269
	2012	63,553	-0-	-0-	-0-	-0-	-0-	73,145	(1)	136,698

(1) All other compensation represented provisions for the cost of living quarters provided by the Company.

Employment Agreements

On January 30, 2013 (the “Effective Date”), the Company entered into an employment agreement (the “Agreement”) with Stephen Lee (“Executive”) pursuant to which the Company renewed and extended the employment of Executive as President, Chief Financial Officer, Treasurer, Secretary, Principal Executive Officer and Principal Financial and Accounting Officer of the Company for a period of three (3) years from the Effective Date (the “Term”). The Agreement provides that Executive will receive an annual base salary of HKD$487,500 per year during the Term and shall be eligible to earn a cash bonus at the discretion of the Company’s board of directors. In addition, the Company shall issue Executive 2,000,000 shares of the Company’s series A convertible preferred stock (the “Series A Preferred Stock”). During the Term, Executive shall be entitled to participate in all medical and other employee benefit plans, including vacation, sick leave, retirement accounts and other employee benefits provided by the Company to similarly situated employees on terms and conditions no less favorable than those offered to such employees. The Company shall also reimburse Executive for reasonable and necessary expenses incurred by him on behalf of the Company in the performance of his duties hereunder during the Term, including, without limitation, reimbursement for cellular telephone expenses in accordance with the Company’s then customary policies, provided that such expenses are adequately documented.

The Series A Preferred Stock is convertible, at the option of Executive, in three equal parts, with one-third being convertible on each of the first, second and third anniversary of the Agreement, respectively. Each share of Series A Preferred Stock shall carry 50 votes and shall be convertible into 50 shares of the Company’s common stock.  Notwithstanding the foregoing, upon the occurrence of either (i) the Company attaining an audited net income of $500,000 in the fiscal year ended March 31, 2014 or the Company attaining an audited gross revenue of $17,500,000 in the fiscal year ended March 31, 2014, or (ii)  the Company attaining an audited net income of $750,000 in the fiscal year ended March 31, 2015 or the Company attaining an audited gross revenue of $20,000,000 in the fiscal year ended March 31, 2015 and the market price of the Company’s Common Stock on the date of conversion is equal to or greater than $0.25, all shares of  Series A Preferred Stock held by Executive shall immediately be convertible.  If prior to the third anniversary of the Executive’s employment, there is a sale, conveyance or disposition of all of the assets of the Company, an effectuation by the Company of a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of, or a consolidation, merger or other business combination of the Company with or into any other individual, corporation, limited liability company, partnership, association, trust or other entity or organization where the Company is not the survivor, then the Executive shall be entitled to convert all shares of Series A Preferred Stock then owned as of such date.

The Company may terminate its employment of Executive under the Agreement for Cause (as defined in the Agreement) at any time by written notice to Executive. Employee may terminate the Agreement for Good Reason (as defined in the Agreement) at any time upon 30 days’ written notice to Employer, provided the Good Reason has not been cured within such period of time. If the Executive terminates his employment with the Company for Good Reason, such termination will be considered to be  effectively the same as termination without cause and in such event, Executive shall, at the Company’s sole discretion, be entitled to either (i) monthly salary payments for two (2) months, based on Executive’s monthly rate of base salary at the date of such termination, or (ii) a lump-sum payment of Executive’s salary for such two-month period, based on Executive’s monthly rate of base salary at the date of such termination. Executive shall also be entitled to receive (i) payment for accrued and unpaid vacation pay and (ii) all bonuses that have accrued during the term of the Agreement, but not been paid. If the Executive voluntarily terminates his employment with the Company other than for Good Reason, the Executive shall cease to accrue salary, personal time off, benefits and other compensation on the date of voluntary termination and accrued benefits, if any, will be payable in accordance with applicable benefit plan provisions.

 The Agreement also contains covenants (a) restricting the Executive from engaging in any activity competitive with the our business during the term of the Agreement and in the event of termination, for a period of two years thereafter, (b) prohibiting the Executive from disclosing confidential information regarding us, and (c) restricting Executive from soliciting our employees, customers and prospective customers during the term of the Agreement and for a period of two years thereafter.

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

Compensation of Directors

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2013 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Mei Ling Law	$15,086	$0	$15,086

Outstanding Equity Awards at Fiscal Year-End

None.

Pension and Retirement Plans

The Company’s subsidiary participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of approximately $3,224 (equivalent to HK$25,000). The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan. The assets of the schemes are controlled by trustees and held separately from those of the Company. The total contributions made for MPF Scheme were $6,952 and $7,146 for the years ended March 31, 2013 and 2012, respectively.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our President and (iv) all executive officers and directors as a group as of September 23, 2013.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Common Stock (1)

Directors and Executive Officers

Common Stock	Kwok Leung Lee Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong	20,120,000	84.81%

Common Stock	Mei Ling Law (2) Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong	30,000	*

All Directors and Executive Officers as a Group (2 persons)		20,150,000	84.93%

* Less than 1%

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

To the best of our knowledge there are no transactions in our fiscal year ended March 31, 2013 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

The credit facility with the Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,932,150), which bears interest at a rate of 3% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 3% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The facility is secured by the cash value of the life insurance policy of the key executive and guaranteed by the Government of HKSAR. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities (see note 3) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.25% and 3.26% per annum for the years ended March 31, 2013 and 2012, payable monthly.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $837,265), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.25% and 5.25% per annum for the years ended March 31, 2013 and 2012, payable monthly.

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$8,000,000 (approximately $1,030,480), which bears interest at a rate of 1% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms.  Mei Ling Law and  Mr. Kwok Leung Lee, directors of the Company.

As of March 31, 2013 and 2012, Mr. Lee, our President and Chairman, loaned to the Company as short-term financing for totaling $29,259 and $382,437, respectively. The amounts owned are unsecured, interest-free with no fixed terms of repayment.

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

Audit Fee

The Company incurred, in the aggregate, approximately $53,000 and $53,000 for professional services rendered by its independent registered public accounting firm for the audit of the Company’s annual financial statements for the years ended March 31, 2013 and 2012, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during these fiscal years.

Audit-Related Fees

The Company did not incur any fees from its independent registered public accounting firm for audit-related services during the years ended March 31, 2013 and 2012.

Tax Fees

The Company did not incur any fees from its independent registered public accounting firm for tax compliance or tax consulting services during the years ended March 31, 2013 and 2012.

All Other Fees

The Company did not incur any fees from its independent registered public accounting firm for services rendered to Green Dragon, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal years ended March 31, 2013 and 2012.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation – Hong Kong.(1)

3.2	Articles of Incorporation – British Virgin Islands. (1)

3.3	Articles of Incorporation – Florida. (1)

3.4
Certificate of Amendment to the Company’s Articles of Incorporation, as amended filed with the Secretary of State of the State of Florida on February 1, 2013 designating the Company’s Series A Preferred Stock (4)

3.5	Bylaws. (1)

10.1
Share Exchange Agreement, dated May 30, 2007, by and between between Fit Sum Group Limited, Inc., a British Virgin Islands corporation and Green Dragon Wood Products Co. Limited, a Hong Kong company. (1)

10.2	Share Exchange Agreement, dated September 26, 2007, by and between Green Dragon Wood Products, Inc., a Florida corporation and Fit Sum Group Limited, a British Virgin Islands company. (1)

10.3	Banking Facilities Agreement, dated June 8, 2009, by and between Green Dragon Wood Products Co., Limited and Shanghai Commercial Bank Ltd. (2).

10.4	Banking Facilities Agreement, dated December 21, 2009, by and between Green Dragon Wood Products Co., Limited and Hongkong and Shanghai Banking Corporation Ltd. (2).

10.5	Banking Facilities Agreement, dated December 21, 2009, by and between Green Dragon Wood Products Co., Limited and Hongkong and Shanghai Banking Corporation Ltd. (2).

10.6	Banking Facilities Agreement, dated August 23, 2011, by and between Green Dragon Wood Products, Inc. and Tai Wah Timber Factory Limited (3).

10.7	Employment Agreement, effective January 30, 2013, by and between Green Dragon Wood Products, Inc. and Kwok Leung Lee (4).

10.8	Subscription Agreement, dated January 30, 2013, by and between Green Dragon Wood Products, Inc. and Kwok Leung Lee (4).

14.1	Code of Ethics.(1)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of HKCMCPA Company Limited (filed herewith)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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
(4) Incorporated by reference to the exhibit to our current report on Form 10-K filed with the SEC on February 8, 2013.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DRAGON WOOD PRODUCTS, INC.

Date: October 8, 2013	By:	/s/ Kwok Leung Lee
Kwok Leung Lee
President (principal executive, financial and accounting officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kwok Leung Lee	President and Chairman of the Board (principal executive, financial and accounting officer)	October 8, 2013
Kwok Leung Lee

/s/ Mei Ling Law	Director	October 8, 2013
Mei Ling Law