Form 10-Q
period 2013-06-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2014-02-14
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐    No   ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of January 13, 2014:  23,725,000

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Green Dragon Wood Products, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2013 and March 31, 2013
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	June 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$25,035	$342,329
Restricted cash	523,886	909,941
Marketable securities	-	380,771
Accounts receivable, net	5,467,305	6,092,135
Income tax recoverable	26,768	123,973
Prepayments, deposits and other receivables	1,117,113	849,448
TOTAL CURRENT ASSETS	7,160,107	8,698,597
Non-current assets:
Plant and equipment, net	44,484	49,447
Cash surrender value of life insurance, net	256,908	231,835
Non-current portion of prepaid life insurance	107,240	107,240
TOTAL NON-CURRENT ASSETS	408,632	388,522
TOTAL ASSETS	$7,568,739	$9,087,119

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving lines of credit	$3,275,251	$3,882,308
Current portion of long-term bank loan	154,680	154,572
Short-term bank loan	132,082	257,620
Accounts payable, trade	987,707	1,414,461
Accrued liabilities and other payables	504,896	608,616
Income tax payable	-	94,197
Amount due to a director	28,300	29,259
Obligation under finance lease	11,843	11,713
TOTAL CURRENT LIABILITIES	5,094,759	6,452,746
NON-CURRENT LIABILITIES
Obligation under finance lease	40,727	43,703
Long-term bank loan	116,550	154,572
TOTAL NON-CURRENT LIABILITIES	157,277	198,275
TOTAL LIABILITIES	5,252,036	6,651,021
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 preferred shares authorized; 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value; 450,000,000 shares authorized; 23,725,000 and 20,200,000 shares issued and outstanding, respectively	23,725	20,200
Additional paid-in capital	1,236,400	1,222,300
Subscription receivable	(100,000)	(100,000)
Deferred stock-based compensation	(431,506)	(473,059)
Retained earnings	1,590,724	1,713,255
Accumulated other comprehensive (loss) gain	(4,640)	51,402
TOTAL STOCKHOLDERS' EQUITY	2,316,703	2,436,098

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,568,739	$9,087,119

 See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three Months ended June 30,
	2013	2012

Revenues, net	$2,467,668	$5,843,982

Cost of revenue	(2,316,634)	(5,405,945)

Gross profit	151,034	438,037

General and administrative expenses	277,568	237,813

Total operating expenses	277,568	237,813

(LOSS) INCOME FROM OPERATIONS	(126,534)	200,224

Other income/(expense):
Foreign exchange (loss) gain, net	(17,923)	55,751
Interest income	8,776	113
Interest expense	(62,450)	(47,172)
Other income	84,704	11,072

(LOSS) INCOME BEFORE INCOME TAXES	(113,427)	219,988

Income tax expense	(9,104)	(36,446)

NET (LOSS) INCOME	(122,531)	183,542

Other comprehensive income (loss):
- Unrealized holding loss on available-for-sales securities	-	(8,301)
- Reclassification adjustment for disposal of available-sales-securities	(52,363)	-
- Foreign currency translation adjustment	(3,679)	2,641

COMPREHENSIVE (LOSS) INCOME	$(178,573)	$177,882

Net (loss) income per share - Basic and diluted	$(0.01)	$0.92

Weighted average common shares outstanding during the period - Basic and diluted	22,098,076	200,000

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Stockholders' Equity
FOR THE THREE MONTHS ENDED JUNE 30, 2013
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Preferred stock		Common stock		Additional paid	Subscription	Deferred stock-based	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	in capital	receivable	compensation	earnings	(loss) / gain	equity

Balance as of March 31, 2012	-	$-	200,000	$200	$644,300	$-	$-	$1,735,472	$(9,883)	$2,370,089

Common stock issued for subscription receivable at $0.005 per share	-	-	20,000,000	20,000	80,000	(100,000)	-	-	-	-

Series A Convertible Preferred stock issued in connection with Employment Agreement	2,000,000	2,000	-	-	498,000	-	(500,000)	-	-	-

Amortization of deferred stock-based compensation	-	-	-	-	-	-	26,941	-	-	26,941

Net loss for the year	-	-	-	-	-	-	-	(22,217)	-	(22,217)

Unrealized gain on available-for-sales securities	-	-	-	-	-	-	-	-	44,281	44,281

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	17,004	17,004

Balance as of March 31, 2013	2,000,000	$2,000	20,200,000	$20,200	$1,222,300	$(100,000)	$(473,059)	$1,713,255	$51,402	$2,436,098

Amortization of deferred stock-based compensation	-	-	-	-	-	-	41,553	-	-	41,553

Equity Settled – Share based Payment	-	-	3,525,000	3,525	14,100	-	-	-	-	17,625

Reclassification adjustment for disposal of available-for-sales securities	-	-	-	-	-	-	-	-	(52,363)	(52,363)

Net loss for the three months ended June 30, 2013	-	-	-	-	-	-	-	(122,531)	-	(122,531)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(3,679)	(3,679)

Balance as of June 30, 2013	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(431,506)	$1,590,724	$(4,640)	$2,316,703

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Cash Flows
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three Months ended June 30,
	2013	2012
Cash flow from operating activities:
Net (loss) income	$(122,531)	$183,542
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	5,059	1,312
Stock-based compensation	59,178	-
Net (gain) loss arising on changes in fair value of life insurance	(5,259)	5,649
Gain on disposal of available-for-sales securities	(84,704)	-
Changes in operating assets and liabilities:
Accounts receivable	624,830	(762,556)
Inventories	-	(613,819)
Income tax recoverable	97,205	-
Prepayments, deposits and other receivables	(267,665)	130,801
Accounts payable, trade	(426,754)	1,452,277
Accrued liabilities and other payables	(103,720)	(176,957)
Income tax payable	(94,197)	19,531
Net cash (used in) provided by operating activities	(318,558)	239,780

Cash flows from investing activities:
Purchase of plant and equipment	(64)	-
Proceed from disposal of available-for-sale securities	393,362	-
Net cash provided by investing activities	393,298	-

Cash flows from financing activities :
(Repayment of) proceeds from revolving lines of credit	(607,057)	169,338
Change in restricted cash	386,055	(720)
Repayment of insurance policy loan	(19,814)	(19,029)
Repayment of finance lease	(2,846)	-
Repayment of short-term bank loan	(125,538)	(19,691)
Repayment of long-term bank loans	(37,914)	(38,169)
Repayment to a director	(959)	(373,782)
Net cash used in financing activities	(408,073)	(282,053)

Effect of exchange rate changes on cash and cash equivalents	16,039	2,272

Net change in cash and cash equivalents	(317,294)	(40,001)
Cash and cash equivalents, beginning of period	342,329	60,302
Cash and cash equivalents, end of period	$25,035	$20,301

Supplemental disclosure of cash flow information:
Interest paid	$62,450	$47,172
Income tax paid	$6,077	$-

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both generally accepted accounting principles in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of March 31, 2013 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2014 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2013.

2.     ORGANIZATION AND BUSINESS BACKGROUND

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
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
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
As of June 30, 2013 and March 31, 2013, the Company maintained minimum cash balances of $523,886 and $909,941 in a pledged deposit account as collateral for the revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

•	Marketable securities

The Company classifies marketable securities as “available-for-sale”, which is stated at fair value, with the unrealized gains and losses, reported in accumulated other comprehensive income. The realized gains or loss on sale of the marketable securities is transferred from the other comprehensive income to the income statement. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures”.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Plant and equipment
Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

	Expected useful life
Computer equipment	3	-	5 years
Motor vehicle			3 years
Office equipment			5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended June 30, 2013 and 2012 was $5,059 and $1,312, respectively.

•	Cash value of life insurance
The cash value of life insurance relates to the Company-owned life insurance policies on a current executive officer, which is stated at the cash surrender value of the contract, net of policy loans.

•	Impairment of long-lived assets
In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of June 30, 2013 and 2012.

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
Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $62,901 and $36,243 for the three months ended June 30, 2013 and 2012, respectively, which are recorded in cost of revenue.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
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

For the three months ended June 30, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2013, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the three months ended June 30, 2013 and 2012:

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
 (Unaudited)

	June 30,
	2013	2012
Period-end HK$: US$1 exchange rate	7.7580	7.7574
Period average HK$: US$1 exchange rate	7.7622	7.7592

•	Related parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting
ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three months ended June 30, 2013 and 2012, the Company operates one reportable business segment in Hong Kong.

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

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

~Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

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
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Recent accounting pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4.     MARKETABLE SECURITIES

Marketable securities consist of:

	June 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)

0 share (March 31 2013: 13,727.21shares), Franklin Templeton Global Total Return Fund (A-EUR):
At original cost	$-	$322,033
Unrealized holding gain	-	57,688
Add: foreign currency translation adjustment	-	1,050
Fair value	$-	$380,771

Marketable securities consist of investments in unit trust fund of Franklin Templeton Global Total Return Fund. Such mutual fund investments are stated at fair market value and are classified as available-for-sale, with the corresponding unrealized holding gains or losses, recorded as a separate component of other comprehensive income within stockholders’ equity. The fair value of marketable security is determined based on quoted market prices at the balance sheet date. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. These marketable securities were fully sold out and recognized a realized gain of $84,704 as other income during the period ended June 30, 2013.

5.      LIFE INSURANCE

The Company has purchased insurance on the life of a key executive officer, Mr. Kwok Leung Lee, the stockholder and director of the Company. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable. Cash value of this life insurance is presented in the accompanying financial statement, net of policy loans. The loans carry interest at an effective rate of 1% per annum over 1 or 3 months Hong Kong Interbank Offered Rate (“HIBOR”), payable monthly and mature in July 2018, which are secured by the cash value of the life insurance policy. Subsequently, the Company terminated the life insurance and settled the policy loan on October 8, 2013.

A summary of net cash value of life insurance as of June 30, 2013 is reported as below:

Cash surrender value of life insurance	$654,734
Less: policy loans balances outstanding	(397,826)
Cash value of life insurance, net	$256,908

For the three months ended June 30, 2013, the HIBOR is 0.87% per annum.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
 (Unaudited)

6.     ACCOUNTS RECEIVABLE, NET

	June 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)

Accounts receivable, trade	$5,470,018	$6,109,506
Less: allowances for doubtful accounts	(2,713)	(17,371)
Accounts receivable, net	$5,467,305	$6,092,135

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the three months ended June 30, 2013 and 2012, no provision for doubtful accounts was charged to operations.

7.      PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	June 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)

Purchase deposits to vendors	$787,850	$643,472
Rental and utilities deposits	27,750	158,733
Prepayment	20,108	-
Other receivables	281,405	47,243
Total	$1,117,113	$849,448

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

8.     LINES OF CREDIT

Revolving lines of credit consist of:

	June 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)

Payable to financial institutions in Hong Kong:
The Hongkong and Shanghai Banking Corporation Limited	$501,280	$1,913,183
Shanghai Commercial Bank Limited	462,933	574,630
Industrial and Commercial Bank of China (Asia) Limited	1,022,660	620,601
Chinatrust Commercial Bank Limited	493,321	-
	2,480,194	3,108,414
Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	795,057	773,894

Total	$3,275,251	$3,882,308

The credit facility with the Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,933,500), which bears interest at a rate of 0.25% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 3.5% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The facility is secured by the cash value of the life insurance policy of the key executive and guaranteed by the Government of HKSAR. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities (see note 4) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.88% and 3.28% per annum for the three months ended June 30, 2013 and 2012, payable monthly.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$6,500,000 (approximately $837,900), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.01% and 5.25% per annum for the three months ended June 30, 2013 and 2012, payable monthly.

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$8,000,000 (approximately $1,031,200), which bears interest at a rate of 1% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms. Mei Ling Law and Mr. Kwok Leung Lee, directors of the Company.

The credit facility with the Chinatrust Commercial Bank, Ltd. (“Chinatrust”) provides for borrowings up to HK$6,000,000 (approximately $773,400). For the HK$2,000,000 (approximately $257,800) credit facility, interest is at a rate of 3.4% per annum. Chinatrust may terminate all or any part of the facility by prior notice. For the HK$4,000,000 (approximately $515,600) credit facility, interest is at a rate of 3% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 3% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities. Borrowings under the facility are guaranteed by Mr. Kwok Leung Lee, director of the Company and the Hong Kong Mortgage Corporation Limited (“HKMC”). The Company also is required to maintain a minimum cash deposit not less than $128,900.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly. Additional interest is charged on any overdue balance.

Unused Lines of Credit

On February 4, 2013, the Company entered into a credit facility and financing agreement with the DBS Bank (Hong Kong) Limited (“DBS”) provides for borrowings up to HK$14,000,000 (approximately $1,804,600) for up to 120 days generally with interest at (i) 1% per annum below Prime Rate for Hong Kong Dollar bills and (ii) Standard Bills Rate quoted by DBS from time to time for foreign currency bills on the outstanding amount from drawdown until repayment in full as conclusively calculated by DBS. The handling fee charged by DBS for the Facility is HK$35,000 (approximately $4,508).

At June 30, 2013, the Company had aggregate banking facilities of $6,380,550 in which $3,099,762 is unused.

9.     SHORT-TERM BANK LOAN

In March 2013, the Company borrowed HK$2,000,000 (approximately $257,800) from Chinatrust Commercial Bank, Ltd. (see Note 8). This loan bore interest at a rate of 3.4% per annum.  Certain bank loan amounting to HK$1,000,000 loan was repaid on June 27, 2013 and the remainder was repaid subsequently on July 2, 2013.

10.   OBLIGATION UNDER FINANCE LEASE

On February 20, 2013 the Company entered into a finance lease agreement with Wing Hang Bank Ltd to lease a motor vehicle. The lease has a term of 54 months expiring August 20, 2017 and provides for lease payments of HK$ 52,968 (approximately $6,828) in February 2013 and HK$8,828 (approximately $1,137) per month commencing March 2013 and ending August 2017.

As of June 30, 2013, the minimum remaining lease payments under this capital lease are as follows:

	June 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)
Finance lease	$56,896	$60,268
Less: interest expenses	(4,326)	(4,852)

Net present value of finance lease	$52,570	$55,416

Current portion	$11,843	$11,713
Non-current portion	40,727	43,703

Total	$52,570	$55,416

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Year ending:	June 30, 2013	March 31, 2013
2014	$13,655	$13,646
2015	13,655	13,646
2016	13,655	13,646
2017	13,655	13,646
2018	2,276	5,684
Subtotal	56,896	60,268
Less: interest	(4,326)	(4,852)
Net minimum lease payment under finance lease	52,570	55,416
Less: current portion of net minimum lease payments	(11,843)	(11,713)
Long-term portion of net minimum lease payments	$40,727	$43,703

11.   LONG-TERM BANK LOAN

In March 2010, the Company received an installment loan of HK$6,000,000 (approximately $772,860) from The Hongkong and Shanghai Banking Corporation Limited for working capital purposes. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of HK$100,000 (approximately $12,881) each and will mature on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, director of the Company and guaranteed by the Government of HKSAR. The Company subsequently repaid in full the bank loan on October 8, 2013.

12.   AMOUNT DUE TO A DIRECTOR

As of June 30, 2013 and March 31, 2013, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment.

13.   INCOME TAXES

For the three months ended June 30, 2013 and 2012, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Three months ended June 30,
	2013	2012

Tax jurisdictions from:
- Local	$-	$-
- Foreign	(113,427)	219,988
(Loss)/Income before income taxes	(113,427)	219,988

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
 (Unaudited)

Provision for income taxes consisted of the following:

	Three months ended June 30,
	2013	2012

Current:
- Local	$-	$-
- Foreign	9,104	36,446

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$9,104	$36,446

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America, BVI and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the three months ended June 30, 2013 and 2012, the Company incurred no operation in the United States of America. GDWP is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

British Virgin Island
Under the current BVI law, GDI is not subject to tax on income or profit. For the three months ended June 30, 2013 and 2012, GDI incurred no operation in the BVI.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income taxes from foreign operation for the three months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30,
	2013	2012

(Loss) income before income taxes	$(113,427)	$219,988
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	(18,715)	36,298

Tax effect of non-deductible expenses	-	354
Tax effect of depreciation allowances	-	(206)
Tax loss not recognized	18,715	-
Tax adjustments for prior years	9,104	-

Income tax expenses	$9,104	$36,446

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of June 30, 2013 and March 31, 2013, therefore no deferred tax assets or liabilities have been recognized.

14.   EQUITY SETTLED – SHARE BASED COMPENSATION

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

On May 13, 2013, the Company issued a total of 3,525,000 shares of common stock to five eligible persons under the Plan, as a reward for the services rendered by them to the Company for the period ended June 30, 2013, at the value of $0.005 per share.

The fair value of the stock measured is based on the value of the services rendered, as no market value of the common stock is available for consideration. During the period ended June 30, 2013, $17,625 was recognized as legal and profession fee to the operation.

	June 30,
	2013	2012
Number of common stock issued for equity settled	3,525,000	-
Fair value recognized as expenses	$17,625	$-

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

15.   SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended June 30,
	2013	2012

Revenue, net:
~ The PRC (including Hong Kong)	$1,528,874	$5,332,271
~ Middle East	226,786	77,545
~ India	276,317	290,369
~ Europe	26,071	80,846
~ Others	409,620	62,951

Total	$2,467,668	$5,843,982

All of the Company’s long-lived assets are located in Hong Kong.

16.   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended June 30, 2013 and 2012, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Three months ended June 30, 2013		June 30, 2013
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$993,161	40%	$1,235,944
Customer B	471,097	19%	3,604,235
Customer C	276,317	11%	97,764
Total	$1,740,575	70%	$4,937,943

	Three months ended June 30, 2012		June 30, 2012
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$4,125,301	71%	$1,653,173
Customer B	1,206,970	21%	4,521,842
Total	$5,332,271	92%	$6,175,015

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

b)         Major vendors

For the three months ended June 30, 2013 and 2012, the vendor who accounts for 10% or more of the Company's purchases and its outstanding accounts payable at year-end date, are presented as follows:

	Three months ended June 30, 2013		June 30, 2013
	Purchases	Percentage of purchases	Accounts payable
Vendor A (Customer B)	$813,559	36%	$-
Vendor E	239,950	12%	-
Vendor F	260,754	11%	-
Total	$1, 314,263	59%	$-

	Three months ended June 30, 2012		June 30, 2012
	Purchases	Percentage of purchases	Accounts payable
Vendor A (Customer B)	$1,259,718	21%	$189,699
Vendor D	646,856	11%	-
Vendor E	602,540	10%	85,481
Total	$2,509,114	42%	$275,180

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

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2013, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 9, 10 and 11.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

17.   COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2015. Total rent expenses for the three months ended June 30, 2013 and 2012 was $31,916 and $29,189 respectively.

As of June 30, 2013, the Company has future minimum rental payments of HK$1,344,745 (approximately $173,337) under various non-cancelable operating leases in the next two years, as follows:

Year ending June 30:
2014	$127,734
2015	45,603
Total	$173,337

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

On January 26, 2011, the High Court of the Hong Kong Special Administrative Region granted leave to Mr. Yip and CCGL to set the case down for a 7-day trial. The hearing occurred in October 2012 and the parties are waiting for the judgment of the court. At June 30, 2013, in the opinion of Company management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

18.   SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2013 up through the date was the Company presented this condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

The Company has restructured the banking facility line after the quarter ended June 30, 2013. Since a new banking facility was obtained from DBS Bank (Hong Kong) Limited on February 4, 2013, which provided with more favorable terms. The Company subsequently terminated the credit line granted by The Hong Kong and Shanghai Banking Corporation Limited in October 2013 and China Trust Commercial Bank Limited on September 16, 2013. Furthermore, the Company also terminated the financing arrangement with Tai Wah Timber Factory Limited in October 2013.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

The following table summarizes the results of our operations during the three months ended June 30, 2013 and 2012, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2013 to the three months ended June 30, 2012.

	Three Months Ended
	June 30,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)

Revenue, net	$2,467,668	$5,843,982	$(3,376,314)	(57.77)%
Cost of Revenue	(2,316,634)	(5,405,945)	(3,089,311)	(57.15)%
Gross Profit	151,034	438,037	(287,003)	(65.52)%

General and Administrative Expenses	277,568	237,813	39,755	16.72%
Total Operating Expenses	277,568	237,813	39,755	16.72%
(Loss) / Income from Operations	(126,534)	200,224	(326,758)	(163.20)%
Other Income / (Expense)	13,107	19,764	(6,657)	(33.68)%
(Loss) / Income before Income Tax	(113,427)	219,988	(333,415)	(151.56)%
Income Tax Expense	(9,104)	(36,446)	(27,342)	(75.02)%
Net Income (Loss)	$(122,531)	$183,542	$(306,073)	(166.76)%

Revenue

Revenue for the three months ended June 30, 2013 was $2,467,668, a decrease of $3,376,314 or 57.77% from $5,843,982 for the comparable period in 2012. This decrease was primarily attributable to the global market decrease in demand for the Company’s products.

Cost of revenue and gross profit

Cost of revenue for the three months ended June 30, 2013 was $2,316,634, a decrease of $3,089,311 or 57.15% from $5,405,945 for the comparable period in 2012. This decrease was primarily attributable to a decrease in sales.

Gross profit for the three months ended June 30, 2013 was $151,034, a decrease of $287,003 or 65.52% from $438,037 for the comparable period in 2012. This decrease was primarily attributable to a decrease in revenue. The gross profit margin for the three months ended June 30, 2013 decreased from 7.5% to 6.12% for the comparable period in 2012. The decrease was primarily attributable to decrease of sales that typically had a high profit margin.

General and Administrative

General and administrative expenses for the three months ended June 30, 2013 was 277,568, an increase of $39,755 or 16.72% from $237,813 for the comparable period in 2012. This increase was primarily attributable to increase of professional fees.

Other Income / (Expense)

Other income for the three months ended June 30, 2013 was $13,107, a decrease of $6,657 or 33.68% from $19,764 for the comparable period in 2012. This decrease was primarily attributable to loss on exchange of foreign currency

(Loss) / Income before income tax

(Loss) / Income before income tax for the three months ended June 30, 2013 was loss of $113,427, a decrease of $333,415 or 151.56% compared to an income of $219,988 for the comparable year in 2012. The loss was due primarily to the decrease in revenue for the three months ended June 30, 2013 and the increase in the general and administrative expenses discussed above.

Net (loss) income

Net (loss) / income for the three months ended June 30, 2013 was a loss of $122,531, a decrease of $306,073 or 166.76% from income of $183,542 for the comparable period in 2012. This decrease income was primarily due to the decrease of income before income tax discussed above.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the three months ended June 30, 2013 was $342,329 and decreased to $25,035 by the end of the period, a decrease of $317,294 or 92.69%. The decrease was primarily attributable to repayment of loans.

Net cash (used in) provided by operating activities

Net cash outflow from operating activities for the three months ended June 30, 2013 was $318,558, a decrease of $558,338 or 232.85% from cash inflow from operating activities of $239,780 for the comparable period in 2012.  The decrease was primarily attributable to $1,879,031 decrease in accounts payable, and $398,466 decrease in prepayments, deposits and other receivables, and $113,728 decrease in income tax payable, and offset by $1,387,386 increase in accounts receivable, and $613,819 in inventories.

Net cash provided by investing activities

Net cash provided by investing activities was $393,298 for the three months ended June 30, 2013, and $0 was used in or provided by investing activities for the corresponding period of last year. The increase of $393,298 was primarily attributable to the increase in proceeds from disposal of available-for-sale securities.

Net cash used in financing activities

Net cash used in financing activities for the three months ended June 30, 2013 was $408,073, an increase outflow of $126,020 or 44.68% from cash used in financing activities of $282,053 for the comparable period in 2012. The increase outflow was primarily attributable to an increase in repayment the revolving loans, short-term bank loan.

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

As of June 30, 2013 and March 31, 2013, the accounts receivable balance transferred from Customer A to Party B was $336,685 and $1,195,887, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of June 30, 2013
	Customer A	Party B
Accounts receivable	$1,572,629	$3,267,550
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(336,685)	336,685
Accounts receivable, net	$1,235,944	$3,604,235

	As of March 31, 2013
	Customer A	Party B
Accounts receivable	$2,285,581	$3,537,248
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(1,195,887)	1,195,887
Accounts receivable, net	$1,089,694	$4,733,135

As of June 30, 2013 and March 31, 2013, the aging analysis of Party B is as follow:

	As of
	June 30, 2013	March 31, 2013
0-90 days	$968,573	$2,520,121
91-180 days	2,053,689	1,483,565
181-270 days	581,973	221,539
271-360 days	-	256,800
Over 360 days	-	251,110
Total	$3,604,235	$4,733,135

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,065,348 and $2,245,851at June 30, 2013 and March 31, 2013, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of June 30, 2013, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of June 30, 2013, the Company has a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $462,933, a revolving line of credit with Hongkong and Shanghai Banking Corporation Limited with an outstanding balance of $501,280, a revolving line of credit Industrial and Commercial Bank of China (Asia) Limited with an outstanding balance of $1,022,660, a revolving line of credit with Chinatrust Commercial Bank of China (Asia) Limited with an outstanding balance of $493,321, and a trade financing payable to Tai Wah Timber Factory Limited in an aggregate of $795,057. If we are to acquire another business or further expand our operations, we will need additional capital.

Bank Credit Facilities

The credit facility with the Hongkong and Shanghai Banking Corporation Limited provides for borrowings up to HK$15,000,000 (approximately $1,933,500), which bears interest at a rate of 0.25% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 3.5% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities and is personally guaranteed by Mr. Lee, director of the Company. The facility is secured by the cash value of the life insurance policy of the key executive and guaranteed by the Government of HKSAR. The Company also is required to maintain a minimum cash deposit of approximately $400,000 or its equivalent in other foreign currencies and has pledged the marketable securities (see note 4) as collateral. In the event the value of the foreign currency deposit and marketable securities fall below the respective required amount, additional security will be required. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 3.88% and 3.28% per annum for the three months ended June 30, 2013 and 2012, payable monthly.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$6,500,000 (approximately $837,900), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank. Weighted average interest rate approximates 5.01% and 5.25% per annum for the three months ended June 30, 2013 and 2012, payable monthly.

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$8,000,000 (approximately $1,031,200), which bears interest at a rate of 1% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms. Mei Ling Law and Mr. Kwok Leung Lee, directors of the Company.

The credit facility with the Chinatrust Commercial Bank, Ltd. (“Chinatrust”) provides for borrowings up to HK$6,000,000 (approximately $773,400). For the HK$2,000,000 (approximately $257,800) credit facility, interest is at a rate of 3.4% per annum. Chinatrust may terminate all or any part of the facility by prior notice. For the HK$4,000,000 (approximately $515,600) credit facility, interest is at a rate of 3% per annum over Hong Kong Interbank Offered Rate (“HIBOR”) for HK dollars facilities and at a rate of 3% per annum over London Interbank Offered Rate (“LIBOR”) for foreign currency facilities. Borrowings under the facility are guaranteed by Mr. Kwok Leung Lee, director of the Company and the Hong Kong Mortgage Corporation Limited (“HKMC”). The Company also is required to maintain a minimum cash deposit not less than $128,900.

The Company also received an installment loan of $772,860 from the Hongkong Shanghai Banking Corporation Limited for the working capital purpose. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of $12,877 each and will mature on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, the director of the Company and guaranteed by the Government of HKSAR. As of June 30, 2013, the outstanding long-term bank borrowings was $270,690.

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

As of June 30 and March 31, 2013, the outstanding balance was $795,057 and $773,894.

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

Our accounts receivable represents approximately 51% of our revenue.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.                      CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2013 based on the material weaknesses defined below.

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

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      MINE SAFETY DISCLOSURES.

None.

ITEM 5.                      OTHER INFORMATION.

None.

ITEM 6.                      EXHIBITS.

EXHIBIT NO.	DESCRIPTION

10.1	Banking Facilities Agreement, dated February 4, 2013, by and between Green Dragon Wood Products Co. Limited and DBS Bank (Hong Kong) Limited.

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: February 14, 2014	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer )