Form 10-Q
period 2013-09-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2014-03-07
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock as of February 14, 2014: 23,725,000

PART I – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

Green Dragon Wood Products, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2013 and March 31, 2013
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	September 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$33,601	$342,329
Restricted cash	395,120	909,941
Marketable securities	-	380,771
Cash surrender value of life insurance, net	289,029	231,835
Accounts receivable, net	4,985,511	6,092,135
Income tax recoverable	26,768	123,973
Prepayments, deposits and other receivables	1,642,992	849,448
Prepaid life insurance	99,580	107,240
TOTAL CURRENT ASSETS	7,472,601	9,037,672

Non-current assets:
Plant and equipment, net	41,265	49,447
TOTAL NON-CURRENT ASSETS	41,265	49,447

TOTAL ASSETS	$7,513,866	$9,087,119

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving lines of credit	$3,175,336	$3,882,308
Current portion of long-term bank loan	-	154,572
Short-term bank loan	-	257,620
Accounts payable, trade	766,787	1,414,461
Accrued liabilities and other payables	663,618	608,616
Income tax payable	-	94,197
Amount due to a director	687,315	29,259
Obligation under finance lease	11,965	11,713
TOTAL CURRENT LIABILITIES	5,305,021	6,452,746

NON-CURRENT LIABILITIES
Obligation under finance lease-over one year	37,690	43,703
Long-term bank loan	-	154,572
TOTAL NON-CURRENT LIABILITIES	37,690	198,275

TOTAL LIABILITIES	5,342,711	6,651,021

Green Dragon Wood Products, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2013 and March 31, 2013
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	September 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)

STOCKHOLDERS' EQUITY
Preferred stock , $0.001 par value; 50,000,000 preferred shares authorized; Series A Convertible Preferred stock, 2,000,000 shares issued and outstanding,.	2,000	2,000
Common stock, $0.001 par value; 450,000,000 shares authorized; 23,725,000 shares issued and outstanding and 20,200,000 shares issued and outstanding respectively	23,725	20,200
Additional paid-in capital	1,236,400	1,222,300
Subscription receivable	(100,000)	(100,000)
Deferred stock-based compensation	(389,497)	(473,059)
Retained earnings	1,406,115	1,713,255
Accumulated other comprehensive (loss) gain	(7,588)	51,402
TOTAL STOCKHOLDERS' EQUITY	2,171,155	2,436,098

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,513,866	$9,087,119

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
	2013	2012	2013	2012

Revenues, net	$1,134,893	$2,860,352	$3,602,561	$8,704,334

Cost of revenue	(1,092,269)	(2,814,252)	(3,408,903)	(8,220,197)

Gross profit	42,624	46,100	193,658	484,137

General and administrative expenses	193,824	213,940	471,392	451,753

Total operating expenses	193,824	213,940	471,392	451,753

(LOSS) INCOME FROM OPERATIONS	(151,200)	(167,840)	(277,734)	32,384

Other income (expense):
Foreign exchange (loss) gain, net	7,958	19,898	(9,965)	75,649
Interest income	8,798	116	17,574	229
Interest expense	(50,278)	(52,495)	(112,728)	(99,667)
Other income	113	2,256	84,817	13,328

(LOSS) INCOME BEFORE INCOME TAXES	(184,609)	(198,065)	(298,036)	21,923

Income tax expense	-	32,423	(9,104)	(4,023)

NET (LOSS) INCOME	(184,609)	(165,642)	(307,140)	17,900

Other comprehensive income (loss):
- Unrealized holding gain on available-for-sales securities	-	25,887	-	17,586
- Reclassification adjustment for disposal of available-for-sale securities	-	-	(52,363)	-
- Foreign currency translation adjustment	(2,948)	921	(6,627)	3,562

COMPREHENSIVE (LOSS) INCOME	$(187,557)	$(138,834)	$(366,130)	$39,048

Net (loss) income per share - Basic and diluted	$(0.01)	$(0.83)	$(0.01)	$0.09

Weighted average common shares outstanding during the year - Basic and diluted	23,725,000	200,000	22,915,983	200,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
Condensed Consolidated Statements of Stockholders' Equity
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Preferred stock		Common stock		Additional paid	Subscription	Deferred stock-based	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	in capital	receivable	compensation	earnings	(loss) / gain	equity

Balance as of March 31, 2012	-	$-	200,000	$200	$644,300	$-	$-	$1,735,472	$(9,883)	$2,370,089

Common stock issued for subscription receivable at $0.005 per share	-	-	20,000,000	20,000	80,000	(100,000)	-	-	-	-

Series A Convertible Preferred stock issued in connection with Employment Agreement	2,000,000	2,000	-	-	498,000	-	(500,000)	-	-	-

Amortization of deferred stock-based compensation	-	-	-	-	-	-	26,941	-	-	26,941

Net loss for the year	-	-	-	-	-	-	-	(22,217)	-	(22,217)

Unrealized gain on available-for-sales securities	-	-	-	-	-	-	-	-	44,281	44,281

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	17,004	17,004

Balance as of March 31, 2013	2,000,000	$2,000	20,200,000	$20,200	$1,222,300	$(100,000)	$(473,059)	$1,713,255	$51,402	$2,436,098

Amortization of deferred stock-based compensation	-	-	-	-	-	-	83,562	-	-	83,562

Equity Settled – Share based Payment	-	-	3,525,000	3,525	14,100	-	-	-	-	17,625

Reclassification adjustment for disposal of available-for-sale securities	-	-	-	-	-	-	-	-	(52,363)	(52,363)

Net loss for the six months ended September 30, 2013	-	-	-	-	-	-	-	(307,140)	-	(307,140)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(6,627)	(6,627)

Balance as of September 30, 2013	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(389,497)	$1,406,115	$(7,588)	$2,171,155

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Cash Flows
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Six Months ended September 30,
	2013	2012
Cash flow from operating activities:
Net (loss) income	$(307,140)	$17,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,119	2,624
Stock-based compensation	101,187	-
Net (gain) loss arising on changes in fair value of life insurance	(10,404)	3,605
Gain on disposal of available-for-sales securities	(84,704)	-
Changes in operating assets and liabilities:
Accounts receivable	1,106,624	365,013
Inventories	-	(503,736)
Prepayments, deposits and other receivables	(793,544)	(513,787)
Income tax recoverable	97,205	(12,911)
Accounts payable, trade	(647,674)	1,204,630
Accrued liabilities and other payables	55,002	(436,564)
Income tax payable	(94,197)	-

Net cash (used in) provided by operating activities	(568,526)	126,774

Cash flows from investing activities:
Purchase of plant and equipment	(64)	-
Proceed from disposal of available-for-sales securities	393,362	-

Net cash provided by investing activities	393,298	-

Cash flows from financing activities:
(Repayment of) proceeds from revolving lines of credit	(706,972)	68,321
Change in restricted cash	514,821	(988)
Repayment of long-term insurance policy loan	(39,130)	(38,415)
Repayment of finance lease	(5,761)	-
Repayment of short-term bank loan	(257,620)	(49,723)
Repayment of long-term bank loans	(309,144)	(76,689)
Advances from (repayment to) a director	658,056	(68,152)

Net cash used in financing activities	(145,750)	(165,646)

Effect of exchange rate changes on cash and cash equivalents	12,250	3,048

Net change in cash and cash equivalents	(308,728)	(35,824)
Cash and cash equivalents, beginning of period	342,329	60,302
Cash and cash equivalents, end of period	$33,601	$24,478

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Cash Flows
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Six Months ended September 30,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid	$112,728	$99,667
Income tax paid	$6,081	$16,911

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
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

In the opinion of management, the consolidated balance sheet as of March 31, 2013 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2014 or for any future period.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Basis of presentation
These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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
As of September 30, 2013 and March 31, 2013, the Company maintained minimum cash balances of $395,120 and $909,941 in a pledged deposit account as collateral for the revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
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

Depreciation expense for the three months ended September 30, 2013 and 2012 was $4,057 and $1,312, respectively.

Depreciation expense for the six months ended September 30, 2013 and 2012 was $9,119 and $2,624, respectively

•	Cash Value of life insurance
The cash value of life insurance relates to the Company-owned life insurance policies on a current executive officer, which is stated at the cash surrender value of the contract, net of policy loans.

•	Impairment of long-lived assets
In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of September 30, 2013 and 2012.

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
Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $130,880 and $105,582 for the six months ended September 30, 2013 and 2012, respectively, which are recorded in cost of revenue.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and discloses in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the three months and six months ended September 30, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2013, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the six months ended September 30, 2013 and 2012:

	September 30,
	2013	2012
Period-end HK$: US$1 exchange rate	7.7580	7.7543
Period average HK$: US$1 exchange rate	7.7580	7.7567

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
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
ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three and six months ended September 30, 2013 and 2012, the Company operates one reportable business segment in Hong Kong.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

4.     LIFE INSURANCE

The Company has purchased insurance on the life of a key executive officer, Mr. Kwok Leung Lee, the stockholder and director of the Company. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable. Cash value of this life insurance is presented in the accompanying financial statement, net of policy loans. The loans carry interest at an effective rate of 1% per annum over 1 or 3 months Hong Kong Interbank Offered Rate (“HIBOR”).

A summary of net cash value of life insurance as below:

	September 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)
Cash surrender value of life insurance	$667,290	$648,935
Less: policy loans balances outstanding	(378,261)	(417,100)
Cash value of life insurance, net	$289,029	$231,835

For the six months ended September 30, 2013, the HIBOR is 0.86% per annum.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

5.     ACCOUNTS RECEIVABLE, NET

	September 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)

Accounts receivable, trade	$4,988,224	$6,109,506
Less: allowances for doubtful accounts	(2,713)	(17,371)
Accounts receivable, net	$4,985,511	$6,092,135

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the three and six months ended September 30, 2013 and 2012, no provision for doubtful accounts charged to operations.

6.     PREPAYEMNT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	September 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)

Purchase deposits to vendors	$1,334,408	$643,472
Rental and utilities deposits	27,924	158,733
Other receivables	280,660	47,243
Total	$1,642,992	$849,448

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

7.     REVOLVING LINES OF CREDIT

Revolving lines of credit consist of:

	September 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)

Payable to financial institutions in Hong Kong:
DBS Bank (Hong Kong) Limited	$1,365,360	$-
Industrial and Commercial Bank of China (Asia) Limited	587,554	620,601
Shanghai Commercial Bank Limited	149,912	574,630
ICICI Bank Limited	61,768	-
The Hongkong and Shanghai Banking Corporation Limited	191,888	1,913,183
	2,356,482	3,108,414
Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	818,854	773,894

Total	$3,175,336	$3,882,308

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

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $837,850), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

The credit facility with ICICI Bank at September 30, 2013 was the used credit amount of HK$479,196 (approximately $61,768), and it is change from time to time.

The credit facility with the Hongkong and Shanghai Banking Corporation Limited at September 30, 2013 was the used credit amount of HK$1,488,655 (approximately $191,888). The company terminated the facilities with HSBC in October 2013 after fully paid the bank loans.

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly. Additional interest is charged on any overdue balance.

At September 30, 2013, the Company had aggregate banking facilities of $3,927,306 in which $1,507,824 is unused.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

8.     SHORT-TERM BANK LOAN

In March 2013, the Company borrowed HK$2,000,000 (approximately $257,800) from Chinatrust Commercial Bank, Ltd. This loan bore interest at a rate of 3.4% per annum.  Certain bank loan amounting to HK$1,000,000 loan was repaid on June 27, 2013 and the remainder was repaid in full on July 2, 2013.

9.   OBLIGATION UNDER FINANCE LEASE

On February 20, 2013, the Company entered into a finance lease agreement with Wing Hang Bank Ltd to lease a motor vehicle. The lease has a term of 54 months expiring August 20, 2017 and provides for lease payments of HK$ 52,968 (approximately $6,828) in February 2013 and HK$8,828 (approximately $1,137) per month commencing March 2013 and ending August 2017.

As of September 30, 2013, the minimum remaining lease payments under this capital lease are as follows:

	September 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)

Finance lease	$53,482	$60,268
Less: interest expenses	(3,827)	(4,852)

Net present value of finance lease	$49,655	$55,416

Current portion	$11,965	$11,713
Non-current portion	37,690	43,703

Total	49,655	55,416

Years ending September 30:
2014	$13,655
2015	13,655
2016	13,655
2017	12,517
Subtotal	53,482
Less: interest	(3,827)
Net minimum lease payment under finance lease	49,655
Less: current portion of net minimum lease payments	(11,965)
Long-term portion of net minimum lease payments	$37,690

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

10.   LONG-TERM BANK LOAN

In March 2010, the Company received an installment loan of HK$6,000,000 (approximately $773,400) from The Hongkong and Shanghai Banking Corporation Limited for working capital purposes. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of HK$100,000 (approximately $12,890) each and will mature on March 14, 2015. The installment loan is personally guaranteed by Mr. Lee, director of the Company and guaranteed by the Government of HKSAR. The Company repaid the balance of the loan in full on August 2, 2013.

11.   AMOUNT DUE TO A DIRECTOR

As of September 30, 2013 and March 31, 2013, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment.

12.   INCOME TAXES

For the six months ended September 30, 2013 and 2012, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Six months ended September 30,
	2013	2012

Tax jurisdictions from:
- Local	$-	$-
- Foreign	(298,036)	21,923
(Loss) Income before income taxes	(298,036)	21,923

Provision for income taxes consisted of the following:

	Six months ended September 30,
	2013	2012

Current:
- Local	$-	$-
- Foreign	9,104	4,023

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$9,104	$4,023

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
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

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the six months ended September 30, 2013 and 2012, the Company incurred no operation in the United States of America. GDWP is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the six months ended September 30, 2013 and 2012, GDI incurred no operation in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the six months ended September 30, 2013 and 2012 are as follows:

	Six months ended September 30,
	2013	2012

(Loss) Income before income taxes	$(298,036)	$21,923
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	(49,176)	3,618

Tax effect of non-deductible expenses	-	621
Tax effect of depreciation allowances		(216)
Tax loss not recognized	49,176
Tax adjustment for prior year	9,104

Income tax expenses	$9,104	$4,023

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of September 30, 2013 and March 31, 2013, therefore no deferred tax assets or liabilities have been recognized.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

13.   EQUITY SETTLED – SHARE BASED COMPENSATION

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

On May 13, 2013, the Company issued a total of 3,525,000 shares of common stock to five eligible persons under the Plan, as a reward for the services render by them to the Company for the period from April to June 2013, at the value of $0.005 per share.

As no market value of the common stock was available for valuation, the measurement of fair value of the common stock was based on the value of the services rendered, and it was $17,625 which then been recognized as administrative expenses in the period of the serviced rendered.

14.   SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Six months ended September 30,
	2013	2012

Revenue, net:
~ The PRC (including Hong Kong)	$2,330,117	$7,279,361
~ Middle East	260,370	219,492
~ India	470,806	916,541
~ Europe	36,599	80,871
~ Others	504,669	208,069
Total	$3,602,561	$8,704,334

All of the Company’s long-lived assets are located in Hong Kong.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

15.   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and six months ended September 30, 2013 and 2012, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Three months ended September 30, 2013		September 30, 2013
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$652,849	58%	$920,631

Total	$652,849	58%	$920,631

	Six months ended September 30, 2013		September 30, 2013
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,646,549	46%	$920,631
Customer B (Vendor A)	537,156	15%	3,600,708
Customer C	358,303	10%	74,696
Total	$2,542,008	71%	$4,596,035

	Three months ended September 30, 2012		September 30, 2012
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,400,780	49%	$1,070,765
Customer B (Vendor A)	545,403	19%	4,024,018

Total	$1,946,183	68%	$5,094,783

	Six months ended September 30, 2012		September 30, 2012
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$5,527,361	64%	$1,070,765
Customer B (Vendor A)	1,752,748	20%	4,024,018

Total	$7,280,109	84%	$5,094,783

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

(b)         Major vendors

For the three and six months ended September 30, 2013 and 2012, the vendor who accounts for 10% or more of the Company's purchases and its outstanding accounts payable at year-end date, are presented as follows:

	Three months ended September 30, 2013		September 30, 2013
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$284,813	28%	$-
Vendor E	279,792	27%	-
Total	$564,605	55%	$-

	Six months ended September 30, 2013		September 30, 2013
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$1,122,701	34%	$-
Vendor F	416,764	13%	-
Vendor E	383,183	12%	-
Total	$1,922,648	59%	$-

	Three months ended September 30, 2012		September 30, 2012
	Purchases	Percentage of purchases	Accounts payable

Vendor G	$486,720	18%	$263,258
Vendor A (Customer B)	479,051	18%	-
Vendor C	470,195	18%	-
Vendor D	371,604	14%	23,408
Total	$1,807,570	68%	$286,666

	Six months ended September 30, 2012		September 30, 2012
	Purchases	Percentage of purchases	Accounts payable

Vendor B	$1,394,470	16%	$69,434
Vendor D	1,018,661	12%	23,408
Vendor A (Customer B)	935,959	11%	-
Total	$3,349,090	39%	$92,842

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
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

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2013, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 8, 9,10 and 11.

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

16.   COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2015. Total rent expenses for the six months ended September 30, 2013 and 2012 was $63,867 and $58,873, respectively.

As of September 30, 2013, the Company has the future minimum rental payments HK$1,097,005 (approximately $141,404) under various non-cancelable operating leases in the next two years, as follows:

Year ending September 30:
2014	$123,207
2015	18,197
Total	$141,404

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
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

On April 9, 2009, Mr. Lee and GDWPCL filed a Defense and Counterclaim. GDWPCL asserted a breach of contract claim against CCGL, alleging that CCGL failed to fulfill its obligations pursuant to the CCGL agreement to effect the listing of GDWP through a reverse merger by the use of a company that was listed on the Pink Sheets. Mr. Lee additionally asserted a breach of contract claim against Mr.Yip for the Stock Purchase Agreement dated March 31, 2007, for failing to deliver a shell company, Tabatha V, Inc., that was listed on the Pink Sheets, which, pursuant to the Stock Purchase Agreement, was to be purchased by Mr. Lee. Both Mr. Lee and GDWPCL also claimed damages for fraudulent misrepresentation related to the failure to deliver the Pink Sheet shell company. On May 22, 2009, Mr. Yip and CCGL replied to the counterclaim.

On January 26, 2011, the High Court of the Hong Kong Special Administrative Region granted leave to Mr. Yip and CCGL to set the case down for a 7-day trial. The hearing occurred in October 2012 and the parties are waiting for the judgment of the court. At September 30, 2013, in the opinion of Company management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

17.   SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2013 up through the date was the Company presented this condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

The following table summarizes the results of our operations during the three months ended September 30, 2013 and 2012, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2013 to the three months ended September 30, 2012.

	Three Months Ended		$	%
	September 30,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)

Revenue, net	$1,134,893	$2,860,352	$(1,725,459)	(60.32)%
Cost of Revenue	(1,092,269)	(2,814,252)	(1,721,983)	(61.19)%
Gross Profit	42,624	46,100	(3,476)	(7.54)%

General and Administrative Expenses	193,824	213,940	(20,116)	(9.40)%
Total Operating Expenses	193,824	213,940	(20,116)	(9.40)%
Loss from Operations	(151,200)	(167,840)	(16,640)	(9.91)%
Other (Expense) / Income	(33,409)	(30,225)	3, 184	10.53%
Loss before Income Tax	(184,609)	(198,065)	(13,456)	(6.79	) %
Income Tax Expense	-	32,423	(32,423)	(100.00)%
Net Loss	$(184,609)	$(165,642)	$18,967	11.45%

Revenue

Revenue for the three months ended September 30, 2013 was $1,134,893, a decrease of $1,725,459 or 60.32% from $2,860,352 for the comparable period in 2012. This decrease was primarily attributable to the outcome of the Government of PRC performing the macroeconomic control in the year of 2013, caused the decrease in demand of the company’s products in China Market.

Cost of revenue and gross profit

Cost of revenue for the three months ended September 30, 2013 was $1,092,269, a decrease of $1,721,983 or 61.19% from $2,814,252 for the comparable period in 2012. This decrease was primarily attributable to a decrease in sales.

Gross profit for the three months ended September 30, 2013 was $42,624, a decrease of $3,476 or 7.54% from $46,100 for the comparable period in 2012. This decrease was primarily attributable to a decrease in revenue. The gross profit margin for the three months ended September 30, 2013 increased from 1.61% to 3.76% for the comparable period in 2012. The increase was primarily attributable to increase of sales of high profit margin product.

General and Administrative

General and administrative expenses for the three months ended September 30, 2013 was $193,824, a decrease of $20,116 or  9.40% from $213,940 for the comparable period in 2012. This decrease was primarily attributable to cost saving during the period.

Other (Expense)/Income

Other expense for the three months ended September 30, 2013 was $33,409, an increase of $3,184 or 10.53% from $30,225 for the comparable period in 2012. This increase was primarily attributable to exchange loss of foreign currency.

Loss before income tax

Loss before income tax for the three months ended September 30, 2013 was loss of $184,609, a decrease of $13,456 loss or 6.79% compared to loss of $198,065 for the comparable year in 2012. The decrease was primarily due to the saving in the administrative expenses.

Net loss

Net loss for the three months ended September 30, 2013 was a loss of $184,609, an increase of $18,967 loss or 11.45% from net loss of $165,642 for the comparable period in 2012. This increase was primarily due to a tax credit of $32,423 which the Company received for the three months ended December 31, 2012 and there was no such income for the three months ended September 30, 2013.

Comparison of the Six Months Ended September 30, 2013 and 2012

The following table summarizes the results of our operations during the six months ended September 30, 2013 and 2012, and provides information regarding the dollar and percentage increase or (decrease) from the six months ended September 30, 2013 to the six months ended September 30, 2012.

	Six Months Ended		$	%
	September 30,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)

Revenue, net	$3,602,561	$8,704,334	$(5,101,773)	(58.61)%
Cost of Revenue	(3,408,903)	(8,220,197)	(4,811,294)	(58.53)%
Gross Profit	193,658	484,137	(290,479)	(60.00)%

General and Administrative Expenses	471,392	451,753	19,639	4.35%
Total Operating Expenses	471,392	451,753	19,639	4.35%
(Loss) / Income from Operations	(277,734)	32,384	(310,118)	(957.63)%
Other (Expense) / Income	(20,302)	(10,461)	9,841	94.07%
(Loss) / Income before Income Tax	(298,036)	21,923	(319,959)	(1,459.47)%
Income Tax Expense	(9,104)	(4,023)	5,081	126.30%
Net (loss) / income	$(307,140)	$17,900	$(325,040)	(1,815.87)%

Revenue

Revenue for the six months ended September 30, 2013 was $3,602,561, a decrease of $5,101,773 or 58.61% from $8,704,334 for the comparable period in 2012.  This decrease was primarily attributable to the outcome of the Government of PRC performing the macroeconomic control in the year of 2013, caused the decrease in demand of the company’s products in China Market.

Cost of revenue and gross profit

Cost of revenue for the six months ended September 30, 2013 was $3,408,903, a decrease of $4,811,294 or 58.53% from $8,220,197 for the comparable period in 2012. This decrease was primarily attributable to a decrease in sales.

Gross profit for the six months ended September 30, 2013 was $193,658, a decrease of $290,479 or 60.00% from $484,137 for the comparable period in 2012. This decrease was primarily attributable to a decrease in revenue. The gross profit margin for the six months ended September 30, 2013 decreased to 5.38% from 5.56% for the comparable period in 2012. The decrease was primarily attributable to an increase in purchase cost.

General and Administrative

General and administrative expenses for the six months ended September 30, 2013 was $471,392, an increase of $19,639 or  4.35% from $451,753 for the comparable period in 2012. This increase was primarily attributable to the increase in profession fee.

Other (Expense)/Income

Other expense for the six months ended September 30, 2013 was $20,302, an increase of $9,841 or 94.07% from $10,461 for the comparable period in 2012. This increase was primarily attributable to loss on exchange of foreign currency.

(Loss) / Income before income tax

Loss before income tax for the six months ended September 30, 2013 was $298,036, a decrease of $319,959 in income, compared to income of $21,923 for the comparable year in 2012. The decrease was due primarily to the decrease in revenue for the six months ended September 30, 2013.

Net (loss) / income

Net loss for the six months ended September 30, 2013 was $307,140, a decrease of $325,040 in income from net income of $17,900 for the comparable period in 2012. This decrease was due primarily to the decrease of income before income tax discussed above.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the six months ended September 30, 2013 was $342,329, decreased to $33,601 by the end of the period, a decrease of $308,728 or 90.18%. The decrease was primarily attributable to repayment of loans.

Net cash used in operating activities

Net cash used in operating activities for the six months ended September 30, 2013 was $596,960, a decrease of $723,734 or 570.89% from cash provided by operating activities of $126,774 for the comparable period in 2012.  The decrease was primarily attributable to an increase in cash outflow 1,852,304 in accounts payable, to set off an increase cash inflow of $741,611 in accounts receivable, and also to set off a decrease in cash outflow of $503,736 in inventories.

Net cash provided by investing activities

Net cash provided by investing activities were $393,298 and $0 for the six months ended September 30, 2013 and 2012, respectively. The $393,298 was mainly increased by the cash inflow on the proceeds of disposal of available-for-sales securities.

Net cash used in financing activities

Net cash used in financing activities for the six months ended September 30, 2013 was $117,316, a decrease of $48,330 in cash outflow or 29.18% when compared to an outflow of $165,646 for the comparable period in 2012. The decrease was primarily attributable to a decrease of $775,293 in cash outflows on repayment of revolving lines of credit, to set off an increase of $726,208 in cash inflow by advance from a director.

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

As of September 30, 2013 and March 31, 2013, the accounts receivable balance transferred from Customer A to Party B was $419,281 and $1,195,887, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of September 30, 2013
	Customer A	Party B
Accounts receivable	$1,339,912	$3,181,427
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(419,281)	419,281
Accounts receivable, net	$920,631	3,600,708

	As of March 31, 2013
	Customer A	Party B
Accounts receivable	$2,285,581	$3,537,248
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(1,195,887)	1,195,887
Accounts receivable, net	$1,089,694	$4,733,135

As of September 30, 2013 and March 31, 2013, the aging analysis of Party B is as follow:

	As of
	September 30, 2013	March 31, 2013
0-90 days	$665,767	$2,520,121
91-180 days	2,030,671	1,483,565
181-270 days	650,832	221,539
271-360 days	253,437	256,800
Over 360 days	-	251,110
Total	$3,600,707	$4,733,135

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $1,778,971 and $2,245,851 at September 30, 2013 and March 31, 2013, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2013, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of September 30, 2013, the Company has a revolving line of credit with DBS Bank (Hong Kong) Limited with an outstanding balance of $1,365,360, a revolving line of credit with Industrial and Commercial Bank of China (Asia) Limited with an outstanding balance of $587,554, a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $149,912, an outstanding balance of $61,768 with ICICI Bank Limited , and an outstanding balance of $191,888 with Hongkong and Shanghai Banking Corporation, and a trade financing payable to Tai Wah Timber Factory Limited in an aggregate of $818,854. The company requires additional fund if expand our business.

Bank Credit Facilities

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

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $837,900), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

The credit facility with ICICI Bank at September 30, 2013 was the used credit amount of HK$479,196 (approximately $61,768), and it is change from time to time.

The credit facility with the Hongkong and Shanghai Banking Corporation Limited at September 30, 2013 was the used credit amount of HK$1,488,655 (approximately $191,888). The company terminated the credit line with HSBC in October 2013 after fully paid the bank loans.

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

As of September 30, 2013 and March 31, 2013, the outstanding balance was $818,854 and $773,894.

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

Our accounts receivable represents approximately 69% of our revenue. Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.             CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2013 based on the material weaknesses defined below.

•
The Company did not implement proper segregation of duties due to the Company’s small size and only one executive officer. In certain instances, persons responsible to review transactions for validity, completeness and accuracy were also responsible for preparation.

•
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's this fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

Not Applicable.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.             MINE SAFETY DISCLOSURES.

None.

ITEM 5.             OTHER INFORMATION.

None.

ITEM 6.             EXHIBITS.

EXHIBIT NO.	DESCRIPTION

10.1	Tenancy Agreement, dated April 8, 2013, by and between Luckon Technologies Limited and Green Dragon Wood Products Co. Limited

10.2	Agreement of Collection and Transfer of Payment, dated March 1, 2010, by and among Green Dragon Wood Products Co. Ltd., Dongguan Rong Ze Trading Co. Ltd. and Dongguan Houjie Bo Tao Wood Trading Office

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: March 7, 2014	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer)