Form 10-Q
period 2013-12-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2014-03-18
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Green Dragon Wood Products, Inc.
Condensed Consolidated Balance Sheets
As of December 31, 2013 and March 31, 2013
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	December 31,	March 31,
	2013	2013
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$67,384	$342,329
Restricted cash	395,665	909,941
Marketable securities	-	380,771
Accounts receivable, net	5,537,616	6,092,135
Income tax recoverable	26,789	123,973
Prepayments, deposits and other receivables	1,502,258	849,448
TOTAL CURRENT ASSETS	7,529,712	8,698,597

Non-current assets:
Plant and equipment, net	37,319	49,447
Cash surrender value of life insurance, net	-	231,835
Non-current portion of prepaid life insurance	-	107,240
TOTAL NON-CURRENT ASSETS	37,319	388,522

TOTAL ASSETS	$7,567,031	$9,087,119

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving lines of credit	$3,854,929	$3,882,308
Current portion of long-term bank loan	-	154,572
Short-term bank loan	-	257,620
Accounts payable, trade	985,427	1,414,461
Accrued liabilities and other payables	682,152	608,616
Income tax payable	-	94,197
Amount due to a director	12,819	29,259
Obligation under finance lease	12,097	11,713
TOTAL CURRENT LIABILITIES	5,547,424	6,452,746

NON-CURRENT LIABILITIES
Obligation under finance lease-over one year	34,649	43,703
Long-term bank loan	-	154,572
TOTAL NON-CURRENT LIABILITIES	34,649	198,275

TOTAL LIABILITIES	5,582,073	6,651,021

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Balance Sheets
As of December 31, 2013 and March 31, 2013
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	December 31,	March 31,
	2013	2013
	(Unaudited)	(Audited)

STOCKHOLDERS' EQUITY
Preferred stock , $0.001 par value; 50,000,000 preferred shares authorized; Series A Convertible Preferred stock, 2,000,000 shares and 0 shares issued and outstanding, respectively.	2,000	2,000
Common stock, $0.001 par value; 450,000,000 shares authorized; 23,725,000 shares and 20,200,000 shares issued and outstanding, respectively.	23,725	20,200
Additional paid-in capital	1,236,400	1,222,300
Subscription receivable	(100,000)	(100,000)
Deferred stock-based compensation	(347,488)	(473,059)
Retained earnings	1,177,219	1,713,255
Accumulated other comprehensive (loss) income	(6,898)	51,402
TOTAL STOCKHOLDERS' EQUITY	1,984,958	2,436,098

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,567,031	$9,087,119

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
	2013	2012	2013	2012

Revenues, net	$4,009,825	$3,439,953	$6,477,493	$12,144,287

Cost of revenue	(3,814,400)	(3,129,088)	(6,131,034)	(11,349,285)

Gross profit	195,425	310,865	346,459	795,002

General and administrative expenses	429,590	300,986	707,158	752,739

Total operating expenses	429,590	300,986	707,158	752,739

(LOSS) INCOME FROM OPERATIONS	(234,165)	9,879	(360,699)	42,263

Other income (expense):
Foreign exchange (loss) gain, net	2,221	112,074	(15,702)	187,723
Loss on disposal of life insurance	(99,580)	-	(99,580)	-
Interest income	9,141	112	17,917	341
Interest expense	(101,981)	(56,782)	(164,431)	(156,449)
Other income	10,859	3	95,563	13,331

(LOSS) INCOME BEFORE INCOME TAXES	(413,505)	65,286	(526,932)	87,209

Income tax expense	-	(11,046)	(9,104)	(15,069)

NET (LOSS) INCOME	(413,505)	54,240	(536,036)	72,140

Other comprehensive income (loss):
- Unrealized holding gain on available-for-sales securities	-	15,289	-	32,875
- Reclassification adjustment for disposal of available-for-sales securities	-	-	(52,363)	-
- Foreign currency translation adjustment	(2,258)	1,118	(5,937)	4,680

COMPREHENSIVE (LOSS) INCOME	$(415,763)	$70,647	$(594,336)	$109,695

Net (loss) income per share - Basic and diluted	$(0.02)	$0.27	$(0.02)	$0.36

Weighted average common shares outstanding during the year - Basic and diluted	23,725,000	200,000	23,186,636	200,000

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Stockholders' Equity
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Preferred stock		Common stock		Additional paid	Subscription	Deferred stock-based	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	in capital	receivable	compensation	earnings	(loss) / income	equity

Balance as of March 31, 2012	-	$-	200,000	$200	$644,300	$-	$-	$1,735,472	$(9,883)	$2,370,089

Common stock issued for subscription receivable at $0.005 per share	-	-	20,000,000	20,000	80,000	(100,000)	-	-	-	-

Series A Convertible Preferred stock issued in connection with Employment Agreement	2,000,000	2,000	-	-	498,000	-	(500,000)	-	-	-

Amortization of deferred stock-based compensation	-	-	-	-	-	-	26,941	-	-	26,941

Net loss for the year	-	-	-	-	-	-	-	(22,217)	-	(22,217)

Unrealized gain on available-for-sales securities	-	-	-	-	-	-	-	-	44,281	44,281

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	17,004	17,004

Balance as of March 31, 2013	2,000,000	$2,000	20,200,000	$20,200	$1,222,300	$(100,000)	$(473,059)	$1,713,255	$51,402	$2,436,098

Amortization of deferred stock-based compensation	-	-	-	-	-	-	125,571	-	-	125,571

Equity Settled – Share based Payment	-	-	3,525,000	3,525	14,100	-	-	-	-	17,625

Reclassification adjustment for disposal on available-for-sale securities	-	-	-	-	-	-	-	-	(52,363)	(52,363)

Net loss for the nine months ended December 31, 2013	-	-	-	-	-	-	-	(536,036)	-	(536,036)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(5,937)	(5,937)

Balance as of December 31, 2013	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(347,488)	$1,177,219	$(6,898)	$1,984,958

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Cash Flows
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Nine Months ended December 31,
	2013	2012
Cash flow from operating activities:
Net (loss) income	$(536,036)	$72,140
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,103	3,937
Stock-based compensation	143,196	-
Net gain arising on changes in fair value of life insurance	(49,078)	(1,451)
Gain on disposal of available-for-sales securities	(84,704)	-
Changes in operating assets and liabilities:
Accounts receivable	554,519	(199,687)
Inventories	-	122,419
Prepayments, deposits and other receivables	(652,810)	(90,218)
Income tax recoverable	97,184	(1,872)
Accounts payable, trade	(429,034)	912,246
Prepaid life insurance	99,580	-
Accrued liabilities and other payables	73,536	(414,420)
Income tax payable	(94,197)	-

Net cash (used in) provided by operating activities	(864,741)	403,094

Cash flows from investing activities:
Proceeds on disposal of life insurance	667,630	-
Purchase of plant and equipment	(64)	-
Proceed on disposal of available-for-sales securities	393,362	-

Net cash provided by investing activities	1,060,928	-

Cash flows from financing activities:
Repayment of revolving lines of credit	(27,379)	(45,288)
Change in restricted cash	514,276	(1,282)
Repayment of long-term insurance policy loan	(379,057)	(57,792)
Repayment of finance lease	(8,670)	-
Repayment of short-term bank loan	(257,620)	(90,488)
Repayment of long-term bank loans	(309,144)	(115,221)
Repayment to a director	(16,440)	(151,691)

Net cash used in financing activities	(484,034)	(461,762)

Effect of exchange rate changes on cash and cash equivalents	12,902	4,002

Net change in cash and cash equivalents	(274,945)	(54,666)
Cash and cash equivalents, beginning of year	342,329	60,302
Cash and cash equivalents, end of year	$67,384	$5,636

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Cash Flows
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012
 (Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Nine Months ended December 31,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid	$164,431	$156,449
Income tax paid	$6,081	$16,915

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013
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

In the opinion of management, the consolidated balance sheet as of March 31, 2013 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2014 or for any future period.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013
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
As of December 31, 2013 and March 31, 2013, the Company maintained minimum cash balances of $395,665 and $909,941 in a pledged deposit account as collateral for the revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

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

Depreciation expense for the three months ended December 31, 2013 and 2012 was $3,984 and $1,313, respectively.

Depreciation expense for the nine months ended December 31, 2013 and 2012 was $13,103 and $3,937 respectively.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Cash Value of life insurance
The cash value of life insurance relates to the Company-owned life insurance policies on a current executive officer, which is stated at the cash surrender value of the contract, net of policy loans.

•	Impairment of long-lived assets
In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of December 31, 2013.

•	Revenue recognition
In accordance with ASC Topic 605, “Revenue Recognition” , the Company recognizes revenue when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

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
Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $184,969 and $154,995 for the nine months ended December 31, 2013 and 2012, respectively, which are recorded in cost of revenue.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012
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

For the three and nine months ended December 31, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2013, the Company did not have any significant unrecognized uncertain tax positions.

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
The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiary in Hong Kong maintains its books and record in its local currency, Hong Kong Dollar (“HK$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholders’ equity.

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the nine months ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Period-end HK$: US$1 exchange rate	7.7519	7.7508
Period average HK$: US$1 exchange rate	7.7580	7.7547

•	Related parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting
ASC Topic 280, “ Segment Reporting ” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three and nine months ended December 31, 2013 and 2012, the Company operates one reportable business segment in Hong Kong.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012
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

The Company also follows the guidance of ASC Topic 820-10, “ Fair Value Measurements and Disclosures ” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

~ Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active  markets;

~Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

~Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

4.   LIFE INSURANCE

The Company has purchased insurance on the life of a key executive officer, Mr. Kwok Leung Lee, the stockholder and director of the Company. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable. Cash value of this life insurance is presented in the accompanying financial statement, net of policy loans. The loans carry interest at an effective rate of 1% per annum over 1 or 3 months Hong Kong Interbank Offered Rate (“HIBOR”). The Company terminated the life insurance on 8 October 2013. And the policy loan was fully repaid in September 2013.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)

A summary of net cash value of life insurance as of December 31, 2013 is reported as below:

	December 31,	March 31,
	2013	2013
	(Unaudited)	(Audited)
Cash surrender value of life insurance	$-	$648,935
Less: policy loans balances outstanding	-	(417,100)
Cash value of life insurance, net	$-	$231,835

For the three months ended December 31, 2013, the HIBOR is 0.87% per annum and for the nine months ended December 31, 2013, the HIBOR is 0.87% per annum.

5.   ACCOUNTS RECEIVABLE, NET

	December 31, 2013	March 31, 2013
	(Unaudited)	(Audited)

Accounts receivable, trade	$5,540,331	$6,109,506
Less: allowances for doubtful accounts	(2,715)	(17,371)
Accounts receivable, net	$5,537,616	$6,092,135

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the three and nine months ended December 31, 2013 and 2012, no provision for doubtful accounts charged to operations.

6.   PREPAYEMNT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	December 31,	March 31,
	2013	2013
	(Unaudited)	(Audited)

Purchase deposits to vendors	$1,186,393	$643,472
Rental and utilities deposits	27,945	158,733
Prepayment	-	-
Other receivables	287,920	47,243
Total	$1,502,258	$849,448

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.   REVOLVING LINES OF CREDIT

Revolving lines of credit consist of:

	December 31,	March 31,
	2013	2013
	(Unaudited)	(Audited)

Payable to financial institutions in Hong Kong:
DBS Bank (Hong Kong) Limited	$1,685,140	$-
Industrial and Commercial Bank of China (Asia) Limited	831,258	620,601
Shanghai Commercial Bank Limited	314,582	574,630
ICICI Bank Limited	196,435	-
The Hongkong and Shanghai Banking Corporation Limited	-	1,913,183
	3,027,415	3,108,414
Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	827,514	773,894

Total	$3,854,929	$3,882,308

On February 4, 2013, the Company entered into a credit facility and financing agreement with the DBS Bank (Hong Kong) Limited (“DBS”) provides for borrowings up to HK$14,000,000 (approximately $1,806,000) for up to 120 days generally with interest at (i) 1% per annum below Prime Rate for Hong Kong Dollar bills and (ii) Standard Bills Rate quoted by DBS from time to time for foreign currency bills on the outstanding amount from drawdown until repayment in full as conclusively calculated by DBS.

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$8,000,000 (approximately $1,032,000), which bears interest at a rate of 1% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms. Mei Ling Law and Mr. Kwok Leung Lee, directors of the Company.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $838,500), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

The credit facility with ICICI Bank at December 31, 2013 was the used credit amount of HK$1,522,753 (approximately $196,435), and it is change from time to time.

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

At December 31, 2013, the Company had aggregate banking facilities of $3,872,935 in which $845,520 is unused.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013
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

9.  OBLIGATION UNDER FINANCE LEASE

On February 20, 2013 the Company entered into a finance lease agreement with Wing Hang Bank Ltd to lease a motor vehicle. The lease has a term of 54 months expiring August 20, 2017 and provides for lease payments of HK$ 52,968 (approximately $6,833) in February 2013 and HK$8,828 (approximately $1,139) per month commencing March 2013 and ending August 2017.

As of December 31, 2013, the minimum remaining lease payments under this capital lease are as follows:

	December 31,	March 31,
	2013	2013
	(Unaudited)	(Audited)

Finance lease	$50,107	$60,268
Less: interest expenses	(3,361)	(4,852)

Net present value of finance lease	$46,746	$55,416

Current portion	$12,097	$11,713
Non-current portion	34,649	43,703

Total	46,746	55,416

Years ending December 31:
2014	$13,666
2015	13,666
2016	13,665
2017	9,110
Subtotal	50,107
Less: interest	(3,361)
Net minimum lease payment under finance lease	46,746
Less: current portion of net minimum lease payments	(12,097)
Long-term portion of net minimum lease payments	$34,649

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)

10.  LONG-TERM BANK LOAN

In March 2010, the Company received an installment loan of HK$6,000,000 (approximately $774,000) from The Hongkong and Shanghai Banking Corporation Limited for working capital purposes. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of HK$100,000 (approximately $12,900) each. The installment loan is personally guaranteed by Mr. Lee, director of the Company and guaranteed by the Government of HKSAR. The Company subsequently repaid in full the bank loan on October 8, 2013.

11.   AMOUNT DUE TO A DIRECTOR

As of December 31, 2013 and March 31, 2013, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment.

12.   INCOME TAXES

For the nine months ended December 31, 2013 and 2012, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Nine months ended December 31,
	2013	2012

Tax jurisdictions from:
- Local	$-	$-
- Foreign	(526,932)	87,209
(Loss) Income before income taxes	(526,932)	87,209

Provision for income taxes consisted of the following:

	Nine months ended December 31,
	2013	2012

Current:
- Local	$-	$-
- Foreign	9,104	15,069

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$9,104	$15,069

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America, BVI and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the nine months ended December 31, 2013 and 2012, the Company incurred no operation in the United States of America. GDWP is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the nine months ended December 31, 2013 and 2012, GDI incurred no operation in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the nine months ended December 31, 2013 and 2012 are as follows:

	Nine months ended December 31,
	2013	2012

(Loss) Income before income taxes	$(526,932)	$87,209
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	(86,944)	14,390

Tax effect of non-deductible expenses	-	895
Tax effect of depreciation allowances	-	(216)
Tax loss not recognized	86,944	-
Tax adjustment for prior year	9,104	-

Income tax expenses	$9,104	$15,069

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of December 31, 2013 and March 31, 2013, therefore no deferred tax assets or liabilities have been recognized.

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
FOR THE NINEMONTHS ENDED DECEMBER 31, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)

14.   SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Nine months ended December 31,
	2013	2012

Revenue, net:
~ The PRC (including Hong Kong)	$4,026,621	$9,796,055
~ Middle East	797,640	259,553
~ India	981,671	1,451,042
~ Europe	58,323	208,964
~ Others	613,238	428,673

Total	$6,477,493	$12,144,287

All of the Company’s long-lived assets are located in Hong Kong.

15.   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and nine months ended December 31, 2013 and 2012, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Three months ended December 31, 2013		December 31, 2013
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$994,804	35%	$1,442,986
Customer D	466,387	16%	159,563
Customer C	$387,473	14%	$146,520
Customer B (Vendor A)	307,195	11%	3,051,902
Total	$2,155,859	76%	$4,800,971

	Nine months ended December 31, 2013		December 31, 2013
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$2,636,124	41%	$1,442,986
Customer B (Vendor A)	883,748	14%	3,051,902
Customer C	$745,776	12%	$146,520
Customer D	724,706	11%	159,563
Total	$4,990,354	78%	$4,800,971

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended December 31, 2012		December 31, 2012
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,509,150	44%	$1,282,358
Customer B (Vendor A)	999,623	29%	4,278,386
Total	$2,508,773	73%	$5,560,744

	Nine months ended December 31, 2012		December 31, 2012
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$7,037,798	58%	$1,282,358
Customer B (Vendor A)	2,752,779	23%	4,278,386
Total	$9,790,577	81%	$5,560,744

(b)         Major vendors

For the three and nine months ended December 31, 2013 and 2012, the vendor who accounts for 10% or more of the Company's purchases and its outstanding accounts payable at year-end date, are presented as follows:

	Three months ended December 31, 2013		December 31, 2013
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$1,058,828	40%	$-
Vendor E	345,446	13%	-
Vendor H	300,696	11%	136,403
Total	$1,704,970	64%	$136,403

	Nine months ended December 31, 2013		December 31, 2013
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$2,157,642	37%	$-
Vendor E	728,629	13%	-
Total	$2,886,271	50%	$-

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended December 31, 2012		December 31, 2012
	Purchases	Percentage of purchases	Accounts payable

Vendor C	$998,618	39%	$-
Vendor A (Customer B)	946,215	37%	-
Total	$1,944,833	76%	$-

	Nine months ended December 31, 2012		December 31, 2012
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$1,882,391	17%	$-
Vendor C	1,468,922	13%	-
Vendor B	1,394,794	12%	14,987
Total	$4,746,107	42%	$14,987

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

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2013, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 7, 8, 9 and 10.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)

16.   COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2015. Total rent expenses for the nine months ended December 31, 2013 and 2012 was $95,801 and $88,808, respectively.

As of December 31, 2013, the Company has the future minimum rental payments HK$ (approximately $109,470) under various non-cancelable operating leases in the next two years, as follows:

Year ending December 31:
2014	$103,883
2015	5,672
Total	$109,555

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

On January 26, 2011, the High Court of the Hong Kong Special Administrative Region granted leave to Mr. Yip and CCGL to set the case down for a 7-day trial. The hearing occurred in October 2012 and the parties are waiting for the judgment of the court. At December 31, 2013, in the opinion of Company management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

(c)         Contractual commitment

During the third quarter of 2014, the Company is committed to a series of 22 structured foreign exchange contracts with DBS bank to hedge the fluctuation between USD and RMB for a term of period from November 2013 to August 2015.  As of December 31, 2013, 2 contracts were fully executed and the remaining 20 contracts are outstanding.

17.   SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2013 up through the date was the Company presented this condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2013 and 2012

The following table summarizes the results of our operations during the three months ended December 31, 2013 and 2012, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended December 31, 2013 to the three months ended December 31, 2012.

	Three Months Ended
	December 31,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)

Revenue, net	$4,009,825	$3,439,953	$569,872	16.57%
Cost of Revenue	(3,814,400)	(3,129,088)	685,312	21.90%
Gross Profit	195,425	310,865	(115,440)	(37.14)%

General and Administrative Expenses	429,590	300,986	128,604	42.73%
Total Operating Expenses	429,590	300,986	128,604	42.73%
(Loss) / Income from Operations	(234,165)	9,879	(244,044)	(2470.33)%
Other (Expense) / Income	(179,340)	55,407	(234,747)	(423.68)%
(Loss) / Income before Income Tax	(413,505)	65,286	(478,791)	(733.37)%
Income Tax Expense	-	(11,046)	(11,046)	(100.00)%
Net (Loss) / Income	$(413,505)	$54,240	$(467,745)	(862.36)%

Revenue

Revenue for the three months ended December 31, 2013 was $4,009,825, an increase of $569,872 or 16.57% from $3,439,953 for the comparable period in 2012. The increase was primarily attributable to shipments postponed from last quarter to this quarter.

Cost of revenue and gross profit

Cost of revenue for the three months ended December 31, 2013 was $3,814,400, an increase of $685,312 or 21.90% from $3,129,088 for the comparable period in 2012. The increase was primarily attributable to increase in freight cost.

Gross profit for the three months ended December 31, 2013 was $195,425, a decrease of $115,440 or 37.14% from $310,865 for the comparable period in 2012. The decrease was primarily attributable to decrease of sales of high profit margin product.

General and Administrative

General and administrative expenses for the three months ended December 31, 2013 was $429,590, an increase of $128,604 or  42.73% from $300,986 for the comparable period in 2012. The increase was primarily attributable to increase of professional fees.

Other (Expense)/Income

Other expense for the three months ended December 31, 2013 was $179,340, an increase of $234,747 expense or 423.68% from other income $55,407 for the comparable period in 2012. The increase was primarily attributable to loss on exchange of foreign currency and loss on surrender of life insurance.

(Loss) / Income before income tax

Loss before income tax for the three months ended December 31, 2013 was $413,505, a decrease of $478,791 income or 733.37% compared to income of $65,286 for the comparable year in 2012. The increase in loss was due primarily attributable to the increase in cost of revenue, general and administrative expenses as discussed above.

Net (loss) / income

Net Loss for the three months ended December 31, 2013 was $413,505, a decrease in income of $467,745 or 862.36% from an income of $54,240 for the comparable period in 2012. The increase in loss was due primarily attributed to the decrease of income before income tax as discussed above.

Comparison of the Nine Months Ended December 31, 2013 and 2012

The following table summarizes the results of our operations during the nine months ended December 31, 2013 and 2012, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended December 31, 2013 to the nine months ended December 31, 2012.

	Nine Months Ended
	December 31,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)

Revenue, net	$6,477,493	$12,144,287	$(5,666,794)	(46.66)%
Cost of Revenue	(6,131,034)	(11,349,285)	(5,218,251)	(45.98)%
Gross Profit	346,459	795,002	(448,543)	(56.42)%

General and Administrative Expenses	707,158	752,739	(45,581)	(6.06)%
Total Operating Expenses	707,158	752,739	(45,581)	(6.06)%
(Loss) / Income from Operations	(360,699)	42,263	(402,962)	(953.46)%
Other (Expense) / Income	(166,233)	44,946	(211,179)	(469.85)%
(Loss) / Income before Income Tax	(526,932)	87,209	(614,141)	(704.22)%
Income Tax Expense	(9,104)	(15,069)	5,965	(39.58)%
Net (Loss) / Income	$(536,036)	$72,140	$(608,176)	(843.05)%

Revenue

Revenue for the nine months ended December 31, 2013 was $6,477,493, a decrease of $5,666,794 or 46.66% from $12,144,287 for the comparable period in 2012. This decrease was primarily attributable to the outcome of the Government of PRC performing the macroeconomic control in the year of 2013, caused the decrease in demand of the company’s products in China Market.

The company is taking the steps to expending the India Market and the results will be reflected in the year of 2014.

Cost of revenue and gross profit

Cost of revenue for the nine months ended December 31, 2013 was $6,131,034, a decrease of $5,218,251 or 45.98% from $11,349,285 for the comparable period in 2012. This decrease was primarily attributable to a decrease in sales.

Gross profit for the nine months ended December 31, 2013 was $346,459, a decrease of $448,543 or 56.42% from $795,002 for the comparable period in 2012. This decrease was primarily attributable to a decrease in revenue. The gross profit margin for the nine months ended December 31, 2013 decreased from 6.55% to 5.35% for the comparable period in 2012. The decrease was primarily attributable to a decrease in sales of high profit margin products.

General and Administrative

General and administrative expenses for the nine months ended December 31, 2013 was $707,158, a decrease of $45,581 or 6.06% from $752,739 for the comparable period in 2012. This decrease was primarily attributable to cost saving.

Other (Expense)/Income

Other expense for the nine months ended December 31, 2013 was$166,233, a decrease $211,179 income or 469.85% from other income of $44,946 for the comparable period in 2012. The decrease in income was primarily attributable to loss in foreign exchange currency and loss on disposal of life insurance.

(Loss) / Income before income tax

Loss before income tax for the nine months ended December 31, 2013 was $526,932, a decrease in income of $614,141 or 704.22% compared to income of $87,209 for the comparable year in 2012. The decrease in income was due primarily attributable to the increase in cost of revenue, general and administrative expenses as discussed above.

Net (loss) / income

Net loss for the nine months ended December 31, 2013 was $536,036, a decrease in income of $608,176 or 843.05% from net income of $72,140 for the comparable period in 2012. This increase loss was due primarily to the decrease of income before income tax discussed above.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the nine months ended December 31, 2013 was $342,329 and decreased to $67,384 by the end of the period, a decrease of $274,945 or 80.00%. The decrease was primarily attributable to repayment of loans.

Net cash (used in) / provided by operating activities

Net cash used in operating activities for the nine months ended December 31, 2013 was $864,741, an increase in cash outflow of $1,267,835 or 314.53% from cash provided by operating activities of $403,094 for the comparable period in 2012.  The increase in cash used in was primarily attributable an increase in cash outflow of $1,341,280 in accounts payables and an increase in cash outflow of prepayments, deposits and other receivables, and set off, $754,206 increase in cash inflow of accounts receivable and an increase in cash inflow of $487,956 in accrued liabilities and other payables.

Net cash provided by investing activities

Net cash inflow provided by investing activities was $1,060,928 and $0 for the nine months ended December 31, 2013 and 2012, respectively. The increase was primarily attributable to $393,362 proceed from disposal of available-for-sales securities and $667,630 from proceed from surrender of life insurance.

Net cash used in financing activities

Net cash used in financing activities for the nine months ended December 31, 2013 was $484,034, an increase in cash outflow of $22,272 or 4.82% from cash used in financing activities of $461,762 for the comparable period in 2012.  The increase in cash used in financing activities was primarily attributable to repayment of bank loans.

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

As of December 31, 2013 and March 31, 2013, the accounts receivable balance transferred from Customer A to Party B was $579,626 and $1,195,887, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of December 31, 2013
	Customer A	Party B
Accounts receivable	$2,022,612	$2,472,276
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(579,626)	579,626
Accounts receivable, net	$1,442,986	$3,051,902

	As of March 31, 2013
	Customer A	Party B
Accounts receivable	$2,285,581	$3,537,248
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(1,195,887)	1,195,887
Accounts receivable, net	$1,089,694	$4,733,135

As of December 31, 2013 and March 31, 2013, the aging analysis of Party B is as follow:

	As of
	December 31, 2013	March 31, 2013
0-90 days	$219,375	$2,520,121
91-180 days	1,582,091	1,483,565
181-270 days	1,250,436	221,539
271-360 days	-	256,800
Over 360 days	-	251,110
Total	$3,051,902	$4,733,135

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $1,982,288 and $2,245,851 at December 31, 2013 and March 31, 2013, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of December 31, 2013, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of December 31, 2013, the Company has a revolving line of credit with DBS Bank (Hong Kong) Limited with an outstanding balance of $1,685,142, a revolving line of credit with Industrial and Commercial Bank of China (Asia) Limited with an outstanding balance of $831,171, a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $314,582, an outstanding balance of $196,435 with ICICI Bank Limited , and a trade financing payable to Tai Wah Timber Factory Limited in an aggregate of $827,514. The company requires additional fund if expand our business.

Bank Credit Facilities

On February 4, 2013, the Company entered into a credit facility and financing agreement with the DBS Bank (Hong Kong) Limited (“DBS”) provides for borrowings up to HK$14,000,000 (approximately $1,806,000) for up to 120 days generally with interest at (i) 1% per annum below Prime Rate for Hong Kong Dollar bills and (ii) Standard Bills Rate quoted by DBS from time to time for foreign currency bills on the outstanding amount from drawdown until repayment in full as conclusively calculated by DBS.

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$8,000,000 (approximately $1,032,000), which bears interest at a rate of 1% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms. Mei Ling Law and Mr. Kwok Leung Lee, directors of the Company.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $838,500), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

The credit facility with ICICI Bank at December 31, 2013 was the used credit amount of HK$1,522,753 (approximately $196,435), and it is change from time to time.

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

As of December 31, 2013 and March 31, 2013, the outstanding balance was $827,514 and $773,894.

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

Our accounts receivable balance as at December 31, 2013 is $5,537,616.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

Off-Balance Sheet Arrangements

During the third quarter of 2014, the Company is committed to a series of 22 structured foreign exchange contracts with DBS bank to hedge the fluctuation between USD and RMB for a term of period from November 2013 to August 2015.  As of December 31, 2013, 2 contracts were fully executed and the remaining 20 contracts are outstanding.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2013 based on the material weaknesses defined below.

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: March 18, 2014	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer)