Form 10-Q/A
period 2013-12-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2014-06-09
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
 Amendment No. 1

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

  EXPLANTORY NOTE
We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 (the "Amendment") as originally filed with the Securities and Exchange Commission (the "SEC") on March 18, 2014 (the "Original Filing") in response to certain issues set forth in our Current Report on Form 8-K filed with the SEC on June 9, 2014 (the “Form 8-K”).   As previously reported on the Form 8-K, we announced that the condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2013 required restatement to correct arithmetical errors. The numbers for the three month period ended June 30, 2013 were erroneously subtracted from the numbers for the nine months period ended December 31, 2013 instead of the numbers for the six months period ended September 30, 2013 in arriving at the numbers for the three month period ended December 31, 2013 thereby incorrectly stating all the numbers in the original filing for the three month period ended December 31, 2013.

Except as stated herein, this Amendment does not reflect events occurring after the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the Original Report.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
The discussion contained in this 10-Q/A under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-Q/A. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q/A that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

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
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
	2013	2012	2013	2012
	(Restated, Note 18)
Revenues, net	$2,874,932	$3,439,953	$6,477,493	$12,144,287

Cost of revenue	(2,722,131)	(3,129,088)	(6,131,034)	(11,349,285)

Gross profit	152,801	310,865	346,459	795,002

General and administrative expenses	235,766	300,986	707,158	752,739

Total operating expenses	235,766	300,986	707,158	752,739

(LOSS) INCOME FROM OPERATIONS	(82,965)	9,879	(360,699)	42,263

Other income (expense):
Foreign exchange (loss) gain, net	(5,737)	112,074	(15,702)	187,723
Loss on disposal of life insurance	(99,580)	-	(99,580)	-
Interest income	343	112	17,917	341
Interest expense	(51,703)	(56,782)	(164,431)	(156,449)
Other income	10,746	3	95,563	13,331

(LOSS) INCOME BEFORE INCOME TAXES	(228,896)	65,286	(526,932)	87,209

Income tax expense	-	(11,046)	(9,104)	(15,069)

NET (LOSS) INCOME	(228,896)	54,240	(536,036)	72,140

Other comprehensive income (loss):
- Unrealized holding gain on available-for-sales securities	-	15,289	-	32,875
- Reclassification adjustment for disposal of available-for-sales securities	-	-	(52,363)	-
- Foreign currency translation adjustment	690	1,118	(5,937)	4,680

COMPREHENSIVE (LOSS) INCOME	$(228,206)	$70,647	$(594,336)	$109,695

Net (loss) income per share - Basic and diluted	$(0.01)	$0.27	$(0.02)	$0.36

Weighted average common shares outstanding during the period - Basic and diluted	23,725,000	200,000	23,186,636	200,000

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)

18.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company revised its condensed consolidated statements of operations and comprehensive to correct the arithmetical error, after receiving comments from the SEC. It appears that the numbers for the three month period ended June 30, 2013 were erroneously subtracted from the numbers for the nine months period ended December 31, 2013 instead of the numbers for the six months period ended September 30, 2013 in arriving at the numbers for the three month period ended December 31, 2013 thereby incorrectly stating all the numbers in the original filing for the three month period ended December 31, 2013.
The following tables summarize the impact of the restatements on each affected line of the Company’s condensed consolidated statements of operations and comprehensive income for the three months ended December 31, 2013:

	Previously reported	Restatement	Restated

Revenues, net	$4,009,825	(1,134,893)	$2,874,932

Cost of revenue	(3,814,400)	1,092,269	(2,722,131)

Gross profit	195,425	(42,624)	152,801

General and administrative expenses	429,590	(193,824)	235,766

Total operating expenses	429,590	(193,824)	235,766

(LOSS) INCOME FROM OPERATIONS	(234,165)	151,200	(82,965)

Other income (expense):
Foreign exchange (loss) gain, net	2,221	(7,958)	(5,737)
Loss on disposal of life insurance	(99,580)	-	(99,580)
Interest income	9,141	(8,798)	343
Interest expense	(101,981)	50,278	(51,703)
Other income	10,859	(113)	10,746

(LOSS) INCOME BEFORE INCOME TAXES	(413,505)	184,609	(228,896)

Income tax expense	-		-

NET (LOSS) INCOME	(413,505)	184,609	(228,896)

Other comprehensive income (loss):
- Unrealized holding gain on available-for-sales securities	-		-
- Reclassification adjustment for disposal of available-for-sales securities	-		-
- Foreign currency translation adjustment	(2,258)	2,948	690

COMPREHENSIVE (LOSS) INCOME	$(415,763)	187,557	$(228,206)

Net (loss) income per share - Basic and diluted	$(0.02)		$(0.01)

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

Except as otherwise indicated by the context, references in this Form 10-Q /A to “we,” “us,” “our,” “the Registrant”, “Green Dragon”, “our Company,” or “the Company” are to Green Dragon Wood Products, Inc., a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

	Three Months Ended
	December 31,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)

Revenue, net	$2,874,932	$3,439,953	$(565,021)	(16.43)%
Cost of Revenue	(2,722,131)	(3,129,088)	(406,957)	(13.01)%
Gross Profit	152,801	310,865	(158,064)	(50.85)%

General and Administrative Expenses	235,766	300,986	(65,220)	(21.67)%
Total Operating Expenses	235,766	300,986	(65,220)	(21.67)%
(Loss) / Income from Operations	(82,965)	9,879	(92,844)	(939.81)%
Other (Expense) / Income	(145,931)	55,407	(201,338)	(363.38)%
(Loss) / Income before Income Tax	(228,896)	65,286	(294,182)	(450.61)%
Income Tax Expense	-	(11,046)	(11,046)	(100.00)%
Net (Loss) / Income	$(228,896)	$54,240	$(283,136)	(522.01)%

Revenue

Revenue for the three months ended December 31, 2013 was $ 2,874,932 , a decrease of $ 565,021 or 16. 43 % from $3,439,953 for the comparable period in 2012. The decrease was primarily attributable to reduction in sale orders .

Cost of revenue and gross profit

Cost of revenue for the three months ended December 31, 2013 was $ 2,722,131 , a decrease of $ 406,957 or 13.01 % from $3,129,088 for the comparable period in 2012. The decrease was primarily attributable to decrease in revenue .

Gross profit for the three months ended December 31, 2013 was $ 152,801 , a decrease of $ 158,064 or 50.85 % from $310,865 for the comparable period in 2012. The decrease was primarily attributable to decrease in revenue .

General and Administrative

General and administrative expenses for the three months ended December 31, 2013 was $ 235,766, a decrease of $ 65,220 or  21.67 % from $300,986 for the comparable period in 2012. The decrease was primarily attributable to decrease of professional fees.

Other (Expense)/Income

Other expense for the three months ended December 31, 2013 was $ 145,931, a decrease of $ 201,338 or 363.38 % from other income $55,407 for the comparable period in 2012. The decrease in other income was primarily attributable to loss on exchange of foreign currency and loss on surrender of life insurance.

(Loss) / Income before income tax

Loss before income tax for the three months ended December 31, 2013 was $ 228,896 , a decrease of $294,182 or 450.61 % compared to income of $65,286 for the comparable year in 2012. The decrease in income was primarily attributable to the decrease in revenue and decrease in other income as discussed above.

Net (loss) / income

Net Loss for the three months ended December 31, 2013 was $ 228,896 , a decrease in income of $ 283,136 or 522.01 % from an income of $54,240 for the comparable period in 2012. The increase in loss was due primarily attributed to the decrease of income before income tax as discussed above.

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

Other (Expense)/Income

Other expense for the nine months ended December 31, 2013 was $166,233, a decrease $211,179 income or 469.85% from other income of $44,946 for the comparable period in 2012. The decrease in income was primarily attributable to loss in foreign exchange currency and loss on disposal of life insurance.

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: June 9, 2014	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer)