Form 10-K
period 2014-03-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2014-07-15
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ______________

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
☒   Yes          ☐ No

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
☐   Yes          ☒   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2013 was $0, since our securities did not trade during the fiscal year ended March 31, 2014 and we have not recently sold any securities in a private transaction.

As of July 8, 2014, there are presently 23,725,000 shares of common stock, par value $0.001 issued and outstanding.

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

Our Business

Overview

Since inception, the Company has engaged in the import/export of various species of wood logs and veneers from the United States, Africa, Europe, New Zealand and Southern China.  As a natural resource, wood is available in many species.  We spend time researching the various species that will best fit the needs of our customers and the availability of the raw wood.  Different woods have different geographical, seasonal, and cutting season variables.  The decisions we make regarding these three differences are crucial to our business.

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

The raw wood materials we import/export are used in furniture, molding, flooring, furnishings, doors, and musical instruments. We trade our products primarily to importers or distributors.

Principal Products

We import wood logs and veneer from various countries and regions, including the United States, United States, Africa, Europe, New Zealand and Southern China. These imports are used in wood products such as furniture, flooring, wooden doors and musical instruments.  Currently we export approximately 64% of our products to several distributors in China, with the remaining 36% exported to approximately 26 customers located throughout the world, including India, Italy, and the United Arab Emirates.

Approximately 55% of the wood products we trade are various species of logs, 44% are veneer and 1% is lumber.

The sale of our logs, lumber and plywood represents approximately 55% of our total sales due to the higher profit margins. The remaining 44% of our sales are in our veneer product line.  Although we import veneer from all parts of the world to China, they are primarily derived from African and European species of wood.  We also export veneer produced in China to various regions including India, Europe, the Middle East and South Korea.

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

When the product is ready for shipping and payment has been made and arrangements have been made for shipping, title and responsibility for the product transfer to the client.  The client may insure his shipment with the carrier or not.  Green Dragon will take the responsibility if the quality or shortage of volume becomes an issue, we will also take the claim to our suppliers.

Distribution of our Products

The primary delivery of our wood products is through our office location in Hong Kong. Shipping and delivery of our products to locations within geographical driving distance are shipped via truck.  Products that are shipped internationally are shipped via maritime vessels.

Competition

In order to compete effectively in the wood products industry, a company must understand and respond to the needs of its customers. Many of our competitors have greater financial resources than we have, enabling them to finance and purchase in a quick fashion and in greater volume to meet their needs to address rising demands and to reap unexpected business opportunity and economic benefits. In addition, many of these companies can offer additional products and services not provided by us such as open credit terms to their customers, and more variety of wood species. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market. They may also be in a position to accept lower fees than we would for the same customer. Consequently, we may encounter significant competition in our efforts to achieve our internal and external growth objectives.

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

Customers

For this fiscal year we focus on two major customers in Southern China. While approximately 50% of our business is generated from these two distributors, these relationships are long-term and have become mutually beneficial.

For the years ended March 31, 2014 and 2013, our principal customer, which accounted for 32% and 58% of our revenue, respectively, was Rong Ze Wood Company.  Our other major customer, Bo Tao Mu Ye Company, accounted for approximately 18% and 22% of our revenue for the years ended March 31, 2014 and 2013, respectively.

Started from December 2013, we have broadened our customer base in China, as we have contracted two personnel in Togo, West Africa to help us to source and inspect another new species of wood, these new species of wood have started to import to China recently. Also we have expanding our European logs business such as white oak and beech logs into China for furniture and flooring industry.

Suppliers

We work with more than 42 different suppliers throughout the world.  We maintain a strong relationship with our suppliers and their trust and willingness to work with us has given us a competitive edge over other companies in our industry trading companies.

For the years ended March 31, 2014 and 2013, our principal supplier, which accounted for 34% and 17% of our purchases, respectively, was Bo Tao Mu Ye Company.

Research and Development

During the last two fiscal years no money was spent directly on research and development.

Our President travelled a lot over the world for the last two fiscal years, and based on his high value experience in this industries, and good connection with our suppliers which most of them have good reputation in this industry, we can have good sources of special species logs and veneer with good quality.

We have, however, spent more than $100,000 for our President and other personnel to inspect wood from different suppliers and develop new sourcing in Africa, Europe, New Zealand, and for business development in China and India.

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

The import/export of our wood logs to and from the United States is subject to a number of U.S. laws, including the National Environmental Policy Act (NEPA) and the National Forest Management Act (NFMA). We are most impacted by NFMA.  This act dictates that the forest service can sell timber on national forest land to private entities only under the following conditions:

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

Employees

As of March 31, 2014, we have 9 regular paid full-time employees.   We currently have no key employees, other than Mr. Lee, our President and Chairman of the Board, and Ms. Law, a Director. Our employees are paid regular salaries for their employment with GDWPCL.

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

Forests that produce our wood are subject to a number of naturally occurring threats such as adverse climate conditions, wind, fire, disease and other pests. Damage caused by strong windstorms, such as uprooting and stems breakage, is considered by management to be a major natural risk to the forests that produce our wood. Fire is a risk to all forests and our warehouses and operations. Accumulation of combustible raw materials and possible deficiencies in our preparation for fires could cause fire hazards and no preventative measures can provide assurance that fires will not occur. We may experience fire in the future and such a fire may materially adversely affect us. Disease and pests are another risk to forests and plantations. Disease or pests may have a material adverse effect on forests and plantations in the future. Other risks to forests that produce our wood include, but are not limited to, losses caused by earthquakes, floods, and other non-man-made catastrophic events.

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

We currently rely on 2 customers for approximately 50% and 80% of our revenue for the fiscal year ended March 31, 2014 and 2013, respectively.  Any disruption in the relationships between us and these clients would adversely affect our business.  In the event of any disruption and loss of business from one or both of these clients, purchasers of our stock would be at risk to lose most or all of their investment.

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

On January 30, 2013, the Company executed an Employment Agreement with Mr. Kwok Leung Lee, chief executive officer of the Company. The agreement, which has a term of 3 years, provides for annual compensation to Mr. Lee of HK$487,500 (approximately equal to $62,897). The agreement also provided for the Company’s issuance of 2,000,000 shares of the Company’s Series A Convertible Preferred Stock to Mr. Lee at a price of $0.25 per share (representing the equivalent number of common stock at $0.005 per share). As of March 31, 2014 and 2013, the Company had a total of 2,000,000 shares of its preferred stock issued and outstanding. We also carry key man life insurance for Mr. Lee. Loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

As of March 31, 2014 and 2013, the Company had a total of 2,000,000 shares of its preferred stock issued and outstanding. We also carry key man life insurance for Mr. Lee. Loss of his services would adversely affect our ability to effectively run our business and pursue our business strategy as well as our results of operations.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We could also experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

We  may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire these personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

Competition for senior management and senior personnel in Hong Kong is intense, the pool of qualified candidates in the Hong Kong is very limited, and we may not be able to retain the services of our senior executives or senior personnel, or attract and retain high-quality senior executives or senior personnel in the future. This failure could materially and adversely affect our future growth and financial condition. We have contracted two personnel in Togo, West Africa to help us to source and inspect new species of wood in that area.

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

As of July 8, 2014, there were 23,725,000 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 85% of our common stock. Mr. Kwok Leung Lee, our President, beneficially owns approximately 60% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Lee’s interests may differ from those of other stockholders. Furthermore, ownership of 85% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock as quoted on the middle tier of the OTC Markets Group, Inc., or OTCQB.

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

On January 26, 2011, the High Court of the Hong Kong Special Administrative Region granted leave to Mr. Yip and CCGL to set the case down for a 7-day trial. The hearing occurred in October 2012 and the parties are waiting for the judgment of the court. At March 31, 2014, in the opinion of Company management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

On March 17, 2014, Paul Stamper (“Plaintiff”) filed a complaint (the “Complaint”) against, among other parties, GDWPCL, in the Hendricks Superior Court located in Hendricks County in the State of Indiana, Case No. 32D05-1403-MI-70, seeking, among other things, enforcement of a judgment entered into against all defendants on December 8, 2011 in Wabash County Circuit Court, Case No. 85C01-1112-MI-1013, in the aggregate principal amount of $42,697.14 plus interest and costs  (the “Judgment”).   The Company, its officers and directors deny the material allegations of the Complaint since the Company does not conduct business in the State of Indiana and intend to vigorously defend itself in this action.

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

Market Information

There is no established public trading market for our securities and a regular trading market may not develop or, if developed, may not be sustained. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities. Our securities are currently qualified for quotation on the middle tier of the OTC Markets, Inc., or OTCQB, under the symbol “GDWP”, but are unpriced and have not traded.

As of July 8, 2014, we had approximately 33 shareholders of record of our common stock, including the shares held in street name by brokerage firms.

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

Dividends

Cash dividends have not been paid during the fiscal years ended March 31, 2014 and 2013. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended March 31, 2014.

Equity Compensation Plan Information

The table set forth below provides information as of March 31, 2014 with respect to shares of common stock that may be issued under the Company’s existing equity plans. For additional information, see “Item 11 – Executive Compensation”.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights in US Dollars	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,525,000	-	475,000
Equity compensation plans not approved by security holders	-	-	-
Total	3,525,000	$-	475,000

Issuer Purchases of Equity Securities.

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

For the Year Ended March 31, 2014 as Compared to the Year Ended March 31, 2013

The following table summarizes the results of our operations during the years ended March 31, 2014 and 2013, and provides information regarding the dollar and percentage increase or (decrease) from the year ended March 31, 2014 to the year ended March 31, 2013.

	Year Ended
	March 31,		$Increase/	%Increase/
	2014	2013	(Decrease)	(Decrease)

Revenue, net	$9,296,384	$14,204,148	$(4,907,764)	(35)%
Cost of Revenue	(8,586,820)	(13,213,900)	(4,627,080)	(35)%
Gross Profit	709,564	990,248	(280,684)	(28)%

General and Administrative Expenses	923,799	1,037,805	(114,006)	(11)%
Total Operating Expenses	923,799	1,037,805	(114,006)	(11)%
Loss from Operations	(214,235)	(47,557)	(166,678)	(4	) times
Other (Expense) / Income	(196,012)	25,537	(221,549)	(9	) times
Loss before Income Tax	(410,247)	(22,020)	(388,227)	(18	) times
Income Tax Expense	(9,104)	(197)	8,907	(45	) times
Net Loss	$(419,351)	$(22,217)	$(397,134)	(18	) times

Revenue

Revenue for the year ended March 31, 2014 was $9,296,384, a decrease of $4,907,764 or 35% from $14,204,148 for the comparable period in 2013. This decrease was primarily attributable to the outcome of the Government of PRC performing the macroeconomic control in the year of 2013, caused the decrease in demand of the company’s products in China Market.

Cost of revenue and gross profit

Cost of revenue for the year ended March 31, 2014 was $8,586,820, a decrease of $4,627,080 or 35% from $13,213,900 for the comparable period in 2013. This decrease was primarily attributable to a decrease in sales.

Gross profit for the year ended March 31, 2014 was $709,564, a decrease of $280,684 or 28% from $990,248 for the comparable period in 2013. This decrease was primarily attributable to a decrease in revenue. The gross profit margin for the year ended March 31, 2014 increase to7.6% to 7% for the comparable period in 2013. The increase was primarily attributable to increase in sales of high profit margin products.

General and Administrative

General and administrative expenses for the year ended March 31, 2014 was $923,799 a decrease of $114,006 or 11% from $1,037,805 for the comparable period in 2013. This decrease was primarily attributable to cost saving.

Other (Expense)/Income

Other expense for the year ended March 31, 2014 was $196,012, a decrease $221,549 in other income or around 9 times from other income of $25,537 for the comparable period in 2013. The decrease in income was primarily attributable to loss in foreign exchange currency and loss on surrender of life insurance.

Loss before income tax

Loss before income tax for the year ended March 31, 2014 was $410,247, an increase in loss of $388,227 or around 18 times compared to income of $22,020 for the comparable year in 2013. The decrease in income was due primarily attributable to the increase in cost of revenue, general and administrative expenses as discussed above.

Net loss

Net loss for the year ended March 31, 2014 was $419,351, an increase in loss of $397,134 or around 18 times from loss of $22,217 for the comparable period in 2013. This increase loss was due primarily to the decrease of income before income tax discussed above.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the year ended March 31, 2014 was $342,329 and decreased to $34,597 by the end of the year ended, a decrease of $307,732 or 9 times. The decrease was primarily attributable to decrease in accounts payables.

Net cash (used in) / provided by operating activities

Net cash used in operating activities for the year ended 31, 2014 was $1,484,033, an increase in cash outflow of $1,927,643 or around 4 times from cash provided by operating activities of $443,610 for the comparable period in 2013.  The increase in cash used in was primarily attributable an increase in cash outflow of $1,659,656 in accounts payables and an increase in cash outflow of $306,682 of prepayments, deposits and other receivables, and set off  $227,266 increase in cash inflow of accounts receivable and $171,422 increase in cash inflow of accrued liabilities and other payables.

Net cash provided by investing activities

Net cash inflow provided by investing activities was $1,060,928 and $0 for the year ended March 31, 2014 and 2013, respectively. The increase was primarily attributable to $393,362 proceed from disposal of available-for-sales securities and $667,630 from proceed from surrender of life insurance.

Net cash provided by / (used in) financing activities

Net cash provided by financing activities for the year ended March 31, 2014 was $103,040, a decrease in cash outflow of $281,656 or 158% from cash used in financing activities of $178,616 for the comparable period in 2013.  The increase in cash used in financing activities was primarily attributable to change in restricted cash.

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

As of March 31, 2014 and 2013, the accounts receivable balance transferred from Customer A to Party B was $ 951,161 and $1,195,887, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of March 31, 2014
	Customer A	Party B
Accounts receivable	$1,935,073	$2,889,446
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(951,161)	951,161
Accounts receivable, net	$983,912	$3,840,607

	As of March 31, 2013
	Customer A	Party B
Accounts receivable	$2,285,581	$3,537,248
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(1,195,887)	1,195,887
Accounts receivable, net	$1,089,694	$4,733,135

As of March 31, 2014 and 2013, the aging analysis of Party B is as follow:

	As of
	March 31, 2014	March 31, 2013
0-90 days	$1,290,439	$2,520,121
91-180 days	1,435,544	1,483,565
181-270 days	628,301	221,539
271-360 days	486,323	256,800
Over 360 days	-	251,110
Total	$3,840,607	$4,733,135

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,140,324 and $2,245,851 at March 31, 2014 and 2013, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of March 31, 2014, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of March 31, 2014, the Company has a revolving line of credit with DBS Bank (Hong Kong) Limited with an outstanding balance of $1,810,274, a revolving line of credit with Industrial and Commercial Bank of China (Asia) Limited with an outstanding balance of $875,188, a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $650,023, an outstanding balance of $255,414 with ICICI Bank Limited , and a trade financing payable to Tai Wah Timber Factory Limited in an aggregate of $850,812. The company requires additional fund if expand our business.

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

The credit facility with ICICI Bank at March 31, 2014 was the used credit amount of HK$1,979,957 (approximately $255,414), and it is change from time to time.

The company terminated the credit line with HSBC in October 2013 after fully paid the bank loans.

Financing Arrangement

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly and an interest of 12% per annum, payable monthly. Additional interest is charged on any overdue balance.

 As of March 31, 2014 and 2013, the outstanding balance was $850,812 and $773,894.

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

Our accounts receivable balance as at March 31, 2014 is $6,202,445.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw off of the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We do pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

Off-Balance Sheet Arrangements

On April 29, 2014, the Company entered into a $4.0 million credit facility, it is a back to back LC line. The Company shall, at all times, maintain a cash margin equivalent to 5% of the amount of the facility utilized with the Bank in the form of a fixed deposit. The facility is secured by assignment of receivable under the Parent LC opened in favor of the Customer from time to time to the bank. The Company paid one-off $15,000.- to the bank for processing fee.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended March 31, 2014 and 2013, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Green Dragon Wood Products, Inc.

We have audited the accompanying consolidated balance sheets of Green Dragon Wood Products, Inc. and its subsidiaries (“the Company”) as of March 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the years ended March 31, 2014 and 2013. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated  financial statements  referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013 and the results of operations and cash flows for the years then ended and in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited
Certified Public Accountants

Hong Kong, China
July 15, 2014

Green Dragon Wood Products, Inc.
Consolidated Balance Sheets
As of March 31, 2014 and 2013
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	March 31,	March 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$34,597	$342,329
Restricted cash	395,893	909,941
Marketable securities	-	380,771
Accounts receivable, net	6,202,445	6,092,135
Income tax recoverable	26,789	123,973
Prepayments, deposits and other receivables	1,171,399	849,448
TOTAL CURRENT ASSETS	7,831,123	8,698,597

Non-current assets:
Plant and equipment, net	34,101	49,447
Cash surrender value of life insurance, net	-	231,835
Non-current portion of prepaid life insurance	-	107,240
TOTAL NON-CURRENT ASSETS	34,101	388,522

TOTAL ASSETS	$7,865,224	$9,087,119

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving lines of credit	$4,441,711	$3,882,308
Current portion of long-term bank loan	-	154,572
Short-term bank loan	-	257,620
Accounts payable, trade	655,782	1,414,461
Accrued liabilities and other payables	564,769	608,616
Income tax payable	-	94,197
Amount due to a director	16,318	29,259
Obligation under finance lease	12,219	11,713
TOTAL CURRENT LIABILITIES	5,690,799	6,452,746

NON-CURRENT LIABILITIES
Obligation under finance lease	31,548	43,703
Long-term bank loan	-	154,572
TOTAL NON-CURRENT LIABILITIES	31,548	198,275

TOTAL LIABILITIES	5,722,347	6,651,021

See accompanying notes to consolidated financial statements.

Green Dragon Wood Products, Inc.
Consolidated Balance Sheets
As of March 31, 2014 and 2013
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	March 31,	March 31,
	2014	2013

STOCKHOLDERS' EQUITY
Preferred stock , $0.001 par value; 50,000,000 preferred shares authorized; Series A Convertible Preferred stock, 2,000,000 shares and 0 shares issued and outstanding, respectively.	2,000	2,000
Common stock, $0.001 par value; 450,000,000 shares authorized; 23,725,000 shares and 20,200,000 shares issued and outstanding, respectively.	23,725	20,200
Additional paid-in capital	1,236,400	1,222,300
Subscription receivable	(100,000)	(100,000)
Deferred stock-based compensation	(306,392)	(473,059)
Retained earnings	1,293,904	1,713,255
Accumulated other comprehensive (loss) income	(6,760)	51,402
TOTAL STOCKHOLDERS' EQUITY	2,142,877	2,436,098

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,865,224	$9,087,119

See accompanying notes to consolidated financial statements.

Green Dragon Wood Products, Inc.
Consolidated Statements of Operations and Comprehensive Income
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	Years ended March 31,
	2014	2013

Revenues, net	$9,296,384	$14,204,148

Cost of revenue	(8,586,820)	(13,213,900)

Gross profit	709,564	990,248

General and administrative expenses	923,799	1,037,805

Total operating expenses	923,799	1,037,805

LOSS FROM OPERATIONS	(214,235)	(47,557)

Other income (expense):
Foreign exchange gain, net	13,103	203,064
Loss on surrender of life insurance	(99,580)	-
Interest income	18,248	482
Interest expense	(222,251)	(192,334)
Gain on sale of marketable securities	84,704	-
Other income	9,764	14,325

LOSS BEFORE INCOME TAXES	(410,247)	(22,020)

Income tax expense	(9,104)	(197)

NET LOSS	(419,351)	(22,217)

Other comprehensive income (loss):
- Unrealized holding gain on available-for-sales securities	-	44,281
- Reclassification adjustment for disposal of available-for-sales securities	(52,363)	-
- Foreign currency translation adjustment	(5,799)	17,004

COMPREHENSIVE (LOSS) INCOME	$(477,513)	$39,068

Net loss per share - Basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding during the year - Basic and diluted	23,319,384	3,487,671

See accompanying notes to consolidated financial statements.

Green Dragon Wood Products, Inc.
Consolidated Statements of Stockholders' Equity
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
 (Currency expressed in United States Dollars ("US$"), except for number of shares)

	Preferred stock		Common stock		Additional paid	Subscription	Deferred stock-based	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	in capital	receivable	compensation	earnings	(loss) / income	equity

Balance as of March 31, 2012	-	$-	200,000	$200	$644,300	$-	$-	$1,735,472	$(9,883)	$2,370,089

Common stock issued for subscription receivable at $0.005 per share	-	-	20,000,000	20,000	80,000	(100,000)	-	-	-	-

Series A Convertible Preferred stock issued in connection with Employment Agreement	2,000,000	2,000	-	-	498,000	-	(500,000)	-	-	-

Amortization of deferred stock-based compensation	-	-	-	-	-	-	26,941	-	-	26,941

Net loss for the year	-	-	-	-	-	-	-	(22,217)	-	(22,217)

Unrealized gain on available-for-sales securities	-	-	-	-	-	-	-	-	44,281	44,281

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	17,004	17,004

Balance as of March 31, 2013	2,000,000	$2,000	20,200,000	$20,200	$1,222,300	$(100,000)	$(473,059)	$1,713,255	$51,402	$2,436,098

Amortization of deferred stock-based compensation	-	-	-	-	-	-	166,667	-	-	166,667

Equity Settled – Share based Payment	-	-	3,525,000	3,525	14,100	-	-	-	-	17,625

Reclassification adjustment for disposal on available-for-sale securities	-	-	-	-	-	-	-	-	(52,363)	(52,363)

Net loss for the year	-	-	-	-	-	-	-	(419,351)	-	(419,351)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(5,799)	(5,799)

Balance as of December 31, 2013	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(306,392)	$1,293,904	$(6,760)	$2,142,877

See accompanying notes to consolidated financial statements.

Green Dragon Wood Products, Inc.
Consolidated Statements of Cash Flows
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
 (Currency expressed in United States Dollars ("US$"), except for number of shares)

	Years ended 31,
	2014	2013
Cash flow from operating activities:
Net loss	$(419,351)	$(22,217)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	17,028	6,774
Stock-based compensation	184,292	26,941
Net gain arising on changes in fair value of life insurance	(49,078)	(6,475)
Gain on sale of marketable securities	(84,704)	-
Changes in operating assets and liabilities:
Accounts receivable	(110,310)	(337,576)
Inventories	-	122,419
Prepayments, deposits and other receivables	(321,951)	(15,269)
Income tax recoverable	97,184	(110,892)
Accounts payable, trade	(758,679)	900,977
Prepaid life insurance	99,580	28,884
Cash surrender value of life insurance, net	-	(28,884)
Accrued liabilities and other payables	(43,847)	(215,269)
Income tax payable	(94,197)	94,197

Net cash (used in) provided by operating activities	(1,484,033)	443,610

Cash flows from investing activities:
Proceeds from surrender of life insurance	667,630	-
Purchase of plant and equipment	(64)	-
Proceeds from sale of marketable securities	393,362	-

Net cash provided by investing activities	1,060,928	-

Cash flows from financing activities:
Proceeds from revolving lines of credit	559,403	500,765
Change in restricted cash	514,048	(257,854)
Repayment of long-term insurance policy loan	(379,057)	(78,052)
(Repayment of) / proceeds from finance lease	(11,649)	5,420
(Repayment of) / proceeds from short-term bank loan	(257,620)	158,759
Repayment of long-term bank loans	(309,144)	(154,476)
Repayment to a director	(12,941)	(353,178)

Net cash provided by (used in) financing activities	103,040	(178,616)

Effect of exchange rate changes on cash and cash equivalents	12,333	17,033

Net change in cash and cash equivalents	(307,732)	282,027
Cash and cash equivalents, beginning of year	342,329	60,302
Cash and cash equivalents, end of year	$34,597	$342,329

Green Dragon Wood Products, Inc.
Consolidated Statements of Cash Flows
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
 (Currency expressed in United States Dollars ("US$"), except for number of shares)

	Years ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$222,251	$192,334
Income tax paid	$6,081	$16,913
Non- cash investing activities:
Purchase of plant and equipment	$-	$49,996
Non-cash financing activities:
Issuance of common stock for subscription receivable	$17,625	$100,000
Issuance of Series A Convertible Preferred stock	$-	$500,000

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Restricted cash
As of March 31, 2014 and 2013, the Company maintained minimum cash balances of $395,893 and $909,941 in a pledged deposit account as collateral for the revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

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
The Company classifies marketable securities as “available-for-sale”, which is stated at fair value, with the unrealized gains and losses, reported in accumulated other comprehensive income. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures” .

•	Plant and equipment
Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful life
Computer equipment	3-5 years
Leasehold improvement	5 years
Motor vehicle	3 years
Office equipment	5 years

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
In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of March 31, 2014 and 2013.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
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
Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $275,837 and $218,068 for the years ended March 31, 2014 and 2013, respectively, which are recorded in cost of revenue.

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
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
 (Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Net loss per share
The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common share outstanding during the year. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common share that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for years ended March 31, 2014 and 2013:

	March 31,
	2014	2013
Year-end HK$: US$1 exchange rate	7.7519	7.7634
Annual average HK$: US$1 exchange rate	7.7580	7.7555

•	Related parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Segment reporting
ASC Topic 280, “ Segment Reporting ” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the years ended March 31, 2014 and 2013, the Company operates one reportable business segment in Hong Kong.

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
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
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

On May 1, 2013, the Company adopted changes in accordance with guidance issued by the Financial Accounting Standards Board ("FASB"), which requires additional disclosures for the reclassification of significant amounts from accumulated comprehensive income to net income. This guidance requires that certain significant amounts be presented either on the face of the consolidated statements of income or in a single note. For other amounts, the Company is required to cross-reference disclosures that provide additional detail about such amounts. The adoption of these changes did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued guidance regarding the classification of an unrecognized tax benefit as a reduction of a deferred tax asset when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. This guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The adoption of this change is not expected to have a material impact on the Company's consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
 (Currency expressed in United States Dollars (“US$”), except for number of shares)

3.   LIFE INSURANCE

The Company has purchased insurance on the life of a key executive officer, Mr. Kwok Leung Lee, the stockholder and director of the Company. As beneficiary, the Company receives the cash surrender value if the policy is terminated and, upon death of the insured, receives all benefits payable. Cash value of this life insurance is presented in the accompanying financial statement, net of policy loans. The loans carry interest at an effective rate of 1% per annum over 1 or 3 months Hong Kong Interbank Offered Rate (“HIBOR”). The Company fully repaid the policy loan in September 2013 and terminated the life insurance on October 8, 2013, which resulted in a loss of $99,580 upon surrender of this life insurance.

A summary of net cash value of life insurance as of March 31, 2014 is reported as below:

	March 31,	March 31,
	2014	2013

Cash surrender value of life insurance	$-	$648,935
Less: policy loans balances outstanding	-	(417,100)
Cash value of life insurance, net	$-	$231,835

For the years ended 2014 and 2013, the HIBOR is 0.87% per annum and 0.85% per annum, respectively.

4.   ACCOUNTS RECEIVABLE, NET

	March 31, 2014	March 31, 2013

Accounts receivable, trade	$6,205,160	$6,109,506
Less: allowances for doubtful accounts	(2,715)	(17,371)
Accounts receivable, net	$6,202,445	$6,092,135

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the years ended March 31, 2014 and 2013, no provision for doubtful accounts charged to operations.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
 (Currency expressed in United States Dollars (“US$”), except for number of shares)

5. PREPAYEMNT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	March 31,	March 31,
	2014	2013

Purchase deposits to vendors	$901,824	$643,472
Rental and utilities deposits	27,945	158,733
Other receivables	241,630	47,243
Total	$1,171,399	$849,448

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

6.   PLANT AND EQUIPMENT

Plant and equipment consisted of:

	March 31,	March 31,
	2014	2013

Computer equipment	$68,907	$67,969
Leasehold improvement	26,621	26,581
Motor vehicle	50,020	49,946
Office equipment	12,993	12,191
	158,541	156,687
Less: accumulated depreciation	(124,440)	(107,240)
	$34,101	$49,447

Depreciation expense for the years ended March 31, 2014 and 2013 was $17,028 and $6,774, respectively.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.   REVOLVING LINES OF CREDIT

Revolving lines of credit consist of:

	March 31,	March 31,
	2014	2013

Payable to financial institutions in Hong Kong:
DBS Bank (Hong Kong) Limited	$1,810,274	$-
Industrial and Commercial Bank of China (Asia) Limited	875,188	620,601
Shanghai Commercial Bank Limited	650,023	574,630
ICICI Bank Limited	255,414	-
The Hongkong and Shanghai Banking Corporation Limited	-	1,913,183
	3,590,899	3,108,414
Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	850,812	773,894

Total	$4,441,711	$3,882,308

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

The credit facility with ICICI Bank at March 31, 2014 was the used credit amount of HK$1,979,957 (approximately $255,414), and it is change from time to time.

The company terminated the credit line with HSBC in October 2013 after fully paid the bank loans.

At March 31, 2014, the Company had aggregate banking facilities of $3,931,914 in which $341,015 is unused.

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly and an interest of 12% per annum, payable monthly. Additional interest is charged on any overdue balance.

 GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
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

9.  OBLIGATION UNDER FINANCE LEASE

On February 20, 2013 the Company entered into a finance lease agreement with Wing Hang Bank Ltd to lease a motor vehicle. The lease has a term of 54 months expiring August 20, 2017 and provides for monthly lease payments of approximately $1,139 (HK$8,828).

	March 31,	March 31,
	2014	2013

Finance lease	$43,767	$55,416
Less: current portion	(12,219)	(11,713)

Non-current portion	$31,548	$43,703

As of March 31, 2014, the outstanding remaining lease payments under this finance lease are as follows:

Years ending March 31:
2015	$13,666
2016	13,666
2017	13,665
2018	5,694
Total finance lease obligation	46,691
Less: interest	(2,924)

Present value of minimum obligation	$43,767

10.  LONG-TERM BANK LOAN

In March 2010, the Company received an installment loan of approximately $774,000 (HK$6,000,000) from The Hongkong and Shanghai Banking Corporation Limited for working capital purposes. The loan bears interest at a rate of 2% per annum over 1 month HIBOR with 60 monthly installments of approximately $12,900 (HK$100,000) each. The installment loan is personally guaranteed by Mr. Lee, director of the Company and guaranteed by the Government of HKSAR. The Company subsequently repaid in full the bank loan on October 8, 2013.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
 (Currency expressed in United States Dollars (“US$”), except for number of shares)

11.   AMOUNT DUE TO A DIRECTOR

As of March 31, 2014 and 2013, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment. Imputed interest is not significant.

12.   INCOME TAXES

For the years ended March 31, 2014 and 2013, the local (United States) and foreign components of income before income taxes were comprised of the following:

	March 31,
	2014	2013

Tax jurisdictions from:
- Local	$-	$-
- Foreign	(410,247)	(22,020)
Loss before income taxes	(410,247)	(22,020)

Provision for income taxes consisted of the following:

	March 31,
	2014	2013

- Local	$-	$-
- Foreign	9,104	197

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$9,104	$197

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America, BVI and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the years ended March 31, 2014 and 2013, the Company incurred no operation in the United States of America. GDWP is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007 and has not concluded all U.S. federal income tax matters for the years through fiscal 2014, with remaining fiscal years subject to income tax examination by federal tax authorities. The Company has not completed filings of these delinquent returns. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the years ended March 31, 2014 and 2013.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
 (Currency expressed in United States Dollars (“US$”), except for number of shares)

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the years ended March 31, 2014 and 2013, GDI incurred no operation in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the years ended March 31, 2014 and 2013 are as follows:

	Years ended March 31,
	2014	2013

Loss before income taxes	$(410,247)	$(22,020)
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	(67,691)	(3,633)

Tax effect of non-deductible expenses	-	5,602
Tax effect of depreciation allowances	-	(216)
Tax loss not recognized	67,691	-
Tax adjustment for prior year	9,104	(1,556)

Income tax expenses	$9,104	$197

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of March 31, 2014 and 2013, therefore no deferred tax assets or liabilities have been recognized.

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
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
 (Currency expressed in United States Dollars (“US$”), except for number of shares)

14.   STOCKHOLDERS’ EQUITY

During the year ended March 31, 2014, the Company has the following stock transactions:

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

As of March 31, 2014 and 2013, the Company had a total of 2,000,000 shares of its preferred stock issued and outstanding.

(b)	Common Stock

On May 13, 2013, the Company issued a total of 3,525,000 shares of common stock to five eligible persons under the Plan, as a reward for the services render by them to the Company for the period from April to June 2013, at the value of $0.005 per share.

As of March 31, 2014 and 2013, the Company had a total of 23,725,000 and 20,200,000 shares of its common stock issued and outstanding.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
 (Currency expressed in United States Dollars (“US$”), except for number of shares)

15.   SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Years ended March 31,
	2014	2013

Revenue, net:
~ The PRC (China)	$5,929,696	$11,389,150
~ Middle East	797,640	145,366
~ India	1,602,235	1,607,595
~ Asia (excluding China)	778,194	664,384
~ Others	188,619	397,653

Total	$9,296,384	$14,204,148

All of the Company’s long-lived assets are located in Hong Kong.

16.   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the years ended March 31, 2014 and 2013, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Year ended March 31, 2014		March 31, 2014
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$3,016,241	32%	$983,912
Customer B (Vendor A)	1,630,455	18%	3,840,609
Customer C	$939,037	10%	$2,532
Total	$5,585,733	60%	$4,827,053

	Year ended March 31, 2013		March 31, 2013
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$8,263,121	58%	$1,098,694
Customer B (Vendor A)	3,126,029	22%	4,733,135
Total	$11,389,150	80%	$5,831,829

All of the Company’s major customers are not located in Hong Kong.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)         Major vendors

For the years ended March 31, 2014 and 2013, the vendor who accounts for 10% or more of the Company's purchases and its outstanding accounts payable at year-end date, are presented as follows:

	Year ended March 31, 2014		March 31, 2014
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$2,845,095	34%	$-
Vendor D	1,043,602	13%	-
Vendor B	953,577	11%	96,668
Total	$4,842,274	58%	$96,668

	Year ended March 31, 2013		March 31, 2013
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$2,119,136	17%	$-
Vendor B	1,503,574	12%	69,353
Vendor C	1,468,809	12%	160,675
Total	$5,091,519	41%	$230,028

All of the Company’s major vendors are not located in Hong Kong.

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

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2014, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 7, 8, 9 and 10.

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
FOR THE YEARS ENDED MARCH 31, 2014 AND 2013
 (Currency expressed in United States Dollars (“US$”), except for number of shares)

17.   COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2015. Total rent expenses for the years ended 31, 2014 and 2013 were $127,734 and $118,135, respectively.

As of March 31, 2014, the Company has the future minimum rental payments $77,597 under various non-cancelable operating leases in the next twelve months.

(b)         Legal proceedings

(i) On February 12, 2009, a claim was filed by Chi Yim Yip, Roger (“Mr. Yip”) and Characters Capital Group Limited (“CCGL”) against Mr. Kwok Leung Lee (“Mr. Lee”), a director of the Company, and GDWPCL alleging (i) breach of contract by GDWP concerning the engagement of CCGL to assist GDWPCL in securing GDWP’s listing on the OTC Bulletin Board and (ii) defamation by Mr. Lee related to the contract dispute. Damages being sought include $31,287 in liquidated damages from GDWPCL, aggravated/exemplary damages and injunction from further defamation. The claim was filed with the High Court of the Hong Kong Special Administrative Region, Court of First Instance.

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

On January 26, 2011, the High Court of the Hong Kong Special Administrative Region granted leave to Mr. Yip and CCGL to set the case down for a 7-day trial. The hearing occurred in October 2012 and the parties are waiting for the judgment of the court. At March 31, 2014, in the opinion of Company management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

(ii) On March 17, 2014, Paul Stamper (“Plaintiff”) filed a complaint (the “Complaint”) against, among other parties, GDWPCL, in the Hendricks Superior Court located in Hendricks County in the State of Indiana, Case No. 32D05-1403-MI-70, seeking, among other things, enforcement of a judgment entered into against all defendants on December 8, 2011 in Wabash County Circuit Court, Case No. 85C01-1112-MI-1013, in the aggregate principal amount of $42,697.14 plus interest and costs  (the “Judgment”).   The Company, its officers and directors deny the material allegations of the Complaint since the Company does not conduct business in the State of Indiana and intend to vigorously defend itself in this action.
(c)         Contractual commitment

The Company is committed to a series of 22 structured foreign exchange contracts with DBS bank to hedge the fluctuation between USD and RMB for a term of period from November 2013 to August 2015, monthly expiry.  As of March 31, 2014, 5 contracts were fully executed with an aggregate realized exchange gain of $24,497 and the remaining 17 contracts are outstanding. The Company expects no material contingent loss from these committed contacts in the next twelve months.

18.   SUBSEQUENT EVENTS

On April 29, 2014, the Company entered into a $4.0 million credit facility, it is a back to back LC line. The Company shall, at all times, maintain a cash margin equivalent to 5% of the amount of the facility utilized with the Bank in the form of a fixed deposit. The facility is secured by assignment of receivable under the Parent LC opened in favor of the Customer from time to time to the bank. The Company paid one-off $15,000.- to the bank for processing fee.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2014 based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of March 31, 2014 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2014.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2014:

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


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


The Board of Directors will be more actively involved in providing additional oversight of the Company’s internal controls, formal review of our financial statements,  and more detailed review of the periodic reports we anticipate filing with the SEC.

	The Company has initiated efforts to ensure our employees understand the importance of internal controls and compliance with corporate policies and procedures.

	The Company has retained third party specialists to assist us in the design, implementation and testing of our internal controls as necessary.

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title

Kwok Leung Lee	47	President, Secretary, Treasurer, and Chairman of the Board

Mei Ling Law	69	Director

Our directors hold office until the next annual meeting of our shareholders and until their successors have been qualified after being elected or appointed. Our officers serve at the discretion of our Board of Directors.

Set forth below is biographical information about our current directors and executive officers:

Kwok Leung Lee has served as our President/Chairman of the Board of Directors since September 1998. Mr. Lee, also known as Stephen Lee, is a graduate of Michigan State University with a Bachelors Degree in Social Sciences.  He received a Master of Science in Management from Shiga University in Japan in 1993 with a specialization in management and economics.  Mr. Lee is fluent in Chinese, Japanese and English. Mr. Lee has traveled extensively worldwide for Green Dragon handling purchasing, negotiations with client companies, logistics, and administration and finance.  He has more than thirteen (13) years of diverse product knowledge and global experience in wood products ranging from softwood to hardwood, log to lumber to veneer.  His experience extends to furniture, flooring, interior decoration, musical instruments, and sports equipment.

Mei Ling Law has served as a director since our original formation in 1998.  She is also the mother of our President, Mr. Lee.  Ms. Law has been in the wood business for more than 10 years and serves as a liaison between the Company and its various vendors and customers.  Ms. Law has been an entrepreneur for more than 30 years, has good connections in China, and possesses profound China trade experience as well as joint ventures in China.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.


Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.


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

The board held 4 meetings during the fiscal year of 2014.  These meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 100 % of the total number of meetings of the board during the year. Our non-management directors did not meet in executive session during the fiscal year of 2014.

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

Audit Committee

We have not yet appointed an audit committee, and our Board of Directors currently acts as our audit committee. The Company intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert in foreseeable future.

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

Board Leadership and Risk Oversight

Our President also serves as Chairman of the Board. The Board believes that the Company’s President is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having one person serve as both Chairman and President eliminates potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

	reviewing annually the independence and quality control procedures of the independent auditors;

	reviewing, approving, and overseeing risks arising from proposed related party transactions;

	discussing the annual audited financial statements with the management;


meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and


monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Nominating Procedures

During the fiscal year ended March 31, 2014 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended March 31, 2014, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our President, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years March 31, 2014 and 2013.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Kwok Leung Lee,	2014	62,838	-0-	166,667	-0-	-0-	-0-	77,618	307,123
President and Director	2013	63,696	-0-	26,941	-0-	-0-	-0-	73,632	164,269

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

Compensation of Directors

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2014 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Mei Ling Law	$13,921	$0	$13,921

Outstanding Equity Awards at Fiscal Year-End

None.

Pension and Retirement Plans

The Company’s subsidiary participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of approximately $3,224 (equivalent to HK$25,000). The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan. The assets of the schemes are controlled by trustees and held separately from those of the Company. The total contributions made for MPF Scheme were $9,602 and $6,952 for the years ended March 31, 2014 and 2013, respectively.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our President and (iv) all executive officers and directors as a group as of July 8, 2014.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)

Directors and Executive Officers

Common Stock	Kwok Leung Lee Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong	20,120,000	84.81%

Common Stock	Mei Ling Law (2) Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong	30,000	*
Series A Preferred Stock	Kwok Leung Lee Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong	2,000,000	100%
All Directors and Executive Officers as a Group (2 persons)		22,150,000

* Less than 1%

(1)
Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

In determining the percent of common stock owned by a person or entity on July 8, 2014, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on July 8, 2014 and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(2)	Mei Ling Law, a director, is the mother of our President and Chairman of the Board, Kwok Leung Lee.

(3)
 The Series A Preferred Stock is convertible, at the option of Mr. Lee, in three equal parts, with one-third being convertible on each of the first, second and third anniversary of the Agreement, respectively. Each share of Series A Preferred Stock shall carry 50 votes and shall be convertible into 50 shares of the Company’s common stock.  Notwithstanding the foregoing, upon the occurrence of either (i) the Company attaining an audited net income of $500,000 in the fiscal year ended March 31, 2014 or the Company attaining an audited gross revenue of $17,500,000 in the fiscal year ended March 31, 2014, or (ii)  the Company attaining an audited net income of $750,000 in the fiscal year ended March 31, 2015 or the Company attaining an audited gross revenue of $20,000,000 in the fiscal year ended March 31, 2015 and the market price of the Company’s Common Stock on the date of conversion is equal to or greater than $0.25, all shares of  Series A Preferred Stock held by Executive shall immediately be convertible.  If prior to the third anniversary of the Mr. Lee’s employment, there is a sale, conveyance or disposition of all of the assets of the Company, an effectuation by the Company of a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of, or a consolidation, merger or other business combination of the Company with or into any other individual, corporation, limited liability company, partnership, association, trust or other entity or organization where the Company is not the survivor, then Mr. Lee shall be entitled to convert all shares of Series A Preferred Stock then owned as of such date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

To the best of our knowledge there are no transactions in our fiscal year ended March 31, 2014 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

The credit facility with DBS Bank (Hong Kong) Limited (“DBS”) provides for borrowings up to HK$14,000,000 (approximately $1,806,000) for up to 120 days generally with interest at (i) 1% per annum below Prime Rate for Hong Kong Dollar bills and (ii) Standard Bills Rate quoted by DBS from time to time for foreign currency bills on the outstanding amount from drawdown until repayment in full as conclusively calculated by DBS. This credit facility with DBS Bank is personally guaranteed by Mr. Lee, director of the Company.

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

As of March 31, 2014 and 2013, Mr. Lee, our President and Chairman, loaned to the Company as short-term financing for totaling $16,318 and $29,259, respectively. The amounts owned are unsecured, interest-free with no fixed terms of repayment.

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

Audit Fee

The Company incurred, in the aggregate, approximately $53,000 and $53,000 for professional services rendered by its independent registered public accounting firm for the audit of the Company’s annual financial statements for the years ended March 31, 2014 and 2013, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during these fiscal years.

Audit-Related Fees

The Company did not incur any fees from its independent registered public accounting firm for audit-related services during the years ended March 31, 2014 and 2013.

Tax Fees

The Company did not incur any fees from its independent registered public accounting firm for tax compliance or tax consulting services during the years ended March 31, 2014 and 2013.

All Other Fees

The Company did not incur any fees from its independent registered public accounting firm for services rendered to Green Dragon, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal years ended March 31, 2014 and 2013.

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

10.2	Share Exchange Agreement, dated September 26, 2007, by and between Green Dragon Wood Products, Inc., a Florida corporation and Fit Sum Group Limited, a British Virgin Islands company. (1)

10.3	Banking Facilities Agreement, dated June 8, 2009, by and between Green Dragon Wood Products Co., Limited and Shanghai Commercial Bank Ltd. (2).

10.4	Banking Facilities Agreement, dated December 21, 2009, by and between Green Dragon Wood Products Co., Limited and Hongkong and Shanghai Banking Corporation Ltd. (2).

10.5	Banking Facilities Agreement, dated December 21, 2009, by and between Green Dragon Wood Products Co., Limited and Hongkong and Shanghai Banking Corporation Ltd. (2).

10.6	Banking Facilities Agreement, dated August 23, 2011, by and between Green Dragon Wood Products, Inc. and Tai Wah Timber Factory Limited (3).

10.7	Employment Agreement, effective January 30, 2013, by and between Green Dragon Wood Products, Inc. and Kwok Leung Lee (4).

10.8	Subscription Agreement, dated January 30, 2013, by and between Green Dragon Wood Products, Inc. and Kwok Leung Lee (4).

10.9	Tenancy Agreement, dated April 8, 2013, by and between Luckon Technologies Limited and Green Dragon Wood Products Co. Limited (5)

10.10
Agreement of Collection and Transfer of Payment, dated March 1, 2010, by and among Green Dragon Wood Products Co. Ltd., Dongguan Rong Ze Trading Co. Ltd. and Dongguan Houjie Bo Tao Wood Trading Office (5)

10.11	Credit Facilities Agreement, dated April 27, 2014, by and between Green Dragon Wood Products Co., Limited and ICICI Bank Limited. (filed herewith)

14.1	Code of Ethics.(1)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of HKCMCPA Company Limited (filed herewith)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
———————
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
(5) Incorporated by reference to the exhibit to our current report on Form 10-Q filed with the SEC March 7, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DRAGON WOOD PRODUCTS, INC.

Date: July 15, 2014	By:	/s/ Kwok Leung Lee
Kwok Leung Lee
President (principal executive, financial and accounting officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kwok Leung Lee	President and Chairman of the Board (principal executive, financial and accounting officer)	July 15, 2014
Kwok Leung Lee

/s/ Mei Ling Law	Director	July 15, 2014
Mei Ling Law