Form 10-Q
period 2014-06-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2014-09-05
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

The number of shares outstanding of the issuer’s common stock as of August 20, 2014 was 23,725,000 shares.

PART I – FINANCIAL INFORMATION

ITEM 1 . FINANCIAL STATEMENTS

Green Dragon Wood Products, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2014 and March 31, 2014
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	June 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$90,032	$34,597
Restricted cash	448,388	395,893
Accounts receivable, net	5,659,756	6,202,445
Bills receivable	1,185,594	-
Income tax recoverable	26,789	26,789
Prepayments, deposits and other receivables	1,519,898	1,171,399
TOTAL CURRENT ASSETS	8,930,457	7,831,123
Non-current assets:
Plant and equipment, net	31,053	34,101
TOTAL NON-CURRENT ASSETS	31,053	34,101

TOTAL ASSETS	$8,961,510	$7,865,224

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving lines of credit	$4,895,173	$4,441,711
Accounts payable, trade	892,056	655,782
Accrued liabilities and other payables	947,322	564,769
Amount due to a director	18,933	16,318
Obligation under finance lease	12,342	12,219
TOTAL CURRENT LIABILITIES	6,765,826	5,690,799
NON-CURRENT LIABILITIES
Obligation under finance lease	28,419	31,548
TOTAL NON-CURRENT LIABILITIES	28,419	31,548
TOTAL LIABILITIES	6,794,245	5,722,347
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 preferred shares authorized; Series A Convertible Preferred Stock, 2,000,000 shares and 0 shares issued and outstanding, respectively.	2,000	2,000
Common stock, $0.001 par value; 450,000,000 shares authorized; 23,725,000 shares issued and outstanding	23,725	23,725
Additional paid-in capital	1,236,400	1,236,400
Subscription receivable	(100,000)	(100,000)
Deferred stock-based compensation	(264,839)	(306,392)
Retained earnings	1,276,609	1,293,904
Accumulated other comprehensive (loss) gain	(6,630)	(6,760)
TOTAL STOCKHOLDERS' EQUITY	2,167,265	2,142,877

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,961,510	$7,865,224

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three Months ended June 30,
	2014	2013

Revenues, net	$3,101,795	$2,467,668

Cost of revenue	(2,850,171)	(2,316,634)

Gross profit	251,624	151,034

General and administrative expenses	240,166	277,568

Total operating expenses	240,166	277,568

INCOME (LOSS) FROM OPERATIONS	11,458	(126,534)

Other income/(expense):
Foreign exchange (loss), net	(11,350)	(17,923)
Interest income	329	8,776
Interest expense	(58,959)	(62,450)
Other income	41,227	84,704

LOSS BEFORE INCOME TAXES	(17,295)	(113,427)

Income tax expense	-	(9,104)

NET LOSS	(17,295)	(122,531)

Other comprehensive income (loss):
- Reclassification adjustment for disposal of available-for-sales-securities	-	(52,363)
- Foreign currency translation adjustment	130	(3,679)

COMPREHENSIVE LOSS	$(17,165)	$(178,573)

Net loss per share - Basic and diluted	(0.07)	(0.55)

Weighted average common shares outstanding during the period - Basic and diluted	23,725,000	22,098,076

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Stockholders' Equity
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

									Accumulated
					Additional		Deferred		other	Total
	Preferred stock		Common stock		paid	Subscription	stock-based	Retained	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	in capital	receivable	compensation	earnings	(loss) / gain	equity

Balance as of March 31, 2013	2,000,000	$2,000	20,200,000	$20,200	$1,222,300	$(100,000)	$(473,059)	$1,713,255	$51,402	2,436,098

Amortization of deferred stock-based compensation	-	-	-	-	-	-	166,667	-	-	166,667

Equity Settled – Share based Payment	-	-	3,525,000	3,525	14,100	-	-	-	-	17,625

Reclassification adjustment for disposal on available-for-sales securities	-	-	-	-	-	-	-	-	(52,363)	(52,363)

Net loss for the 12 months ended March 31, 2014	-	-	-	-	-	-	-	(419,351)	-	(419,351)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(5,799)	(5,799)

Balance as of March 31, 2014	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(306,392)	$1,293,904	$(6,760)	2,142,877

Amortization of deferred stock-based compensation	-	-	-	-	-	-	41,553	-	-	41,553

Net loss for the three months ended June 30, 2014	-	-	-	-	-	-	-	(17,295)	-	(17,295)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	130	130

Balance as of June 30, 2014	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(264,839)	$1,276,609	$(6,630)	$2,167,265

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Cash Flows
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three Months ended June 30,
	2014	2013
Cash flow from operating activities:
Net loss	$(17,295)	$(122,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,974	5,059
Stock-based compensation	41,553	59,178
Net gain on changes in fair value of life insurance	-	(5,259)
Net gain on disposal of available-for-sales securities	-	(84,704)
Changes in operating assets and liabilities:
Accounts receivable	542,689	624,830
Income tax recoverable	-	97,205
Prepayments, deposits and other receivables	(348,499)	(267,665)
Accounts payable, trade	236,274	(426,754)
Bills receivable	(1,185,594)	-
Accrued liabilities and other payables	382,553	(103,720)
Income tax payable	-	(94,197)
Net cash used in operating activities	(344,345)	(318,558)

Cash flows from investing activities:
Purchase of plant and equipment	(926)	(64)
Proceed from disposal of available-for-sale securities	-	393,362
Net cash (used in) provided by investing activities	(926)	393,298

Cash flows from financing activities:
(Repayment of) proceeds from revolving lines of credit	453,462	(607,057)
Change in restricted cash	(52,495)	386,055
Repayment of insurance policy loan	-	(19,814)
Repayment of finance lease	(3,006)	(2,846)
Repayment of short-term bank loan	-	(125,538)
Repayment of long-term bank loans	-	(37,914)
Advance from (repayment) to a director	2,615	(959)
Net cash provided by (used in) financing activities	400,576	(408,073)

Effect of exchange rate changes on cash and cash equivalents	130	16,039

Net change in cash and cash equivalents	55,435	(317,294)
Cash and cash equivalents, beginning of period	34,597	342,329
Cash and cash equivalents, end of period	$90,032	$25,035

Supplemental disclosure of cash flow information:
Interest paid	$58,959	$62,450
Income tax paid	$-	$6,077

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(Currency expressed in United States Dollars (“US$” ), except for number of shares)
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both generally accepted accounting principles in the United States (“GAAP”) , and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of March 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2015 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2014.

2.  ORGANIZATION AND BUSINESS BACKGROUND

Green Dragon Wood Products, Inc., (the “Company” or “GDWP”) was incorporated under the laws of the State of Florida on September 26, 2007.

The Company, through its subsidiaries, mainly engages in re-sale and trading of wood logs, wood lumber, wood veneer and other wood products in Hong Kong.

Details of the Company’s subsidiaries:

Company name	Place/date of incorporation	Particulars of issued share capital	Principal activities	Effective interest held

1. Green Dragon Industrial Inc. (“ GDI” )	British Virgin Islands (“ BVI” ), May 30, 2007	37,500 issued shares of common stock of US$1 each	Investment holding	100%

2. Green Dragon Wood Products Co., Limited (“GDWPCL” )	Hong Kong, March 14, 2000	5,000,000 issued shares of ordinary shares	Re-sale and trading of wood	100%

GDWP and its subsidiaries are hereinafter referred to as the “Company”.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(Currency expressed in United States Dollars (“US$” ), except for number of shares)
(Unaudited)

3.  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

·	Basis of consolidation

The condensed consolidated financial statements include the accounts of GDWP and its subsidiaries. All inter-company balances and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

·	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

·	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

·	Restricted cash

As of June 30, 2014 and March 31, 2014, the Company maintained minimum cash balances of $448,388 and $395,893 in a pledged deposit account as collateral for the revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

·	Accounts receivable and allowance for doubtful accounts

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

·	Bills receivable

Bills receivable represents a short-term notes receivable issued by a financial institution that entitles the Group to receive the full face amount from the financial institution at maturity, which generally ranges from 60 to 90 days from the date of issuance. These bills receivable can be sold to any third party at a discount before maturity. The Company does not maintain allowance for bills receivable in the absence of bad debt experience and the payments are undertaken by the banks.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(Currency expressed in United States Dollars (“US$” ), except for number of shares)
(Unaudited)

·	Plant and equipment

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

Depreciation expense for the three months ended June 30, 2014 and 2013 was $3,974 and $5,059, respectively.

·	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of June 30, 2014 and 2013.

·	Revenue recognition

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

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

·	Cost of revenue

Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $81,674 and $62,901 for the three months ended June 30, 2014 and 2013, respectively, which are recorded in cost of revenue.

·	Comprehensive income

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(Currency expressed in United States Dollars (“US$” ), except for number of shares)
(Unaudited)

·	Income taxes

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

For the three months ended June 30, 2014 and 2013, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2014, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

·	Net loss per share

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

·	Foreign currencies translation

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the three months ended June 30, 2014 and 2013:

	June 30,
	2014	2013
Period-end HK$: US$1 exchange rate	$7.7515	$7.7580
Period average HK$: US$1 exchange rate	7.7525	7.7622

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(Currency expressed in United States Dollars (“US$” ), except for number of shares)
(Unaudited)

·	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

·	Segment reporting

ASC Topic 280, “ Segment Reporting ” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three months ended June 30, 2014 and 2013, the Company operates one reportable business segment in Hong Kong.

·	Fair value of financial instruments

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

The Company also follows the guidance of ASC Topic 820-10, “ Fair Value Measurements and Disclosures ” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

~Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

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

·	Economic and political risk

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

·	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(Currency expressed in United States Dollars (“US$” ), except for number of shares)
(Unaudited)

4.  ACCOUNTS RECEIVABLE, NET

	June 30, 2014	March 31, 2014
	(Unaudited)	(Audited)

Accounts receivable, trade	$5,662,471	$6,205,160
Less: allowances for doubtful accounts	(2,715)	(2,715)
Accounts receivable, net	$5,659,756	$6,202,445

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the three months ended June 30, 2014 and 2013, no provision for doubtful accounts was charged to operations.

5. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	June 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)

Purchase deposits to vendors	$1,079,279	$901,824
Rental and utilities deposits	27,945	27,945
Other receivables	412,674	241,630
Total	$1,519,898	$1,171,399

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(Currency expressed in United States Dollars (“US$” ), except for number of shares)
(Unaudited)

6.  LINES OF CREDIT

Revolving lines of credit consist of:

	June 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
Payable to financial institutions in Hong Kong:
DBS Bank (Hong Kong) Limited	$1,878,516	$1,810,274
Industrial and Commercial Bank of China (Asia) Limited	1,074,374	875,188
Shanghai Commercial Bank Limited	606,852	650,023
ICICI Bank Limited	500,622	255,414
	4,060,364	3,590,899
Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	834,809	850,812

Total	$4,895,173	$4,441,711

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

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$8,000,000 (approximately $1,032,000), which bears interest at a rate of 2% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms. Mei Ling Law and Mr. Kwok Leung Lee, directors of the Company.

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

The credit facility with ICICI Bank at June 30, 2014 was the used credit amount of HK$3,880,575 (approximately $500,622), and it is changed from time to time.

For the three months ended June 30, 2014, the Company entered into a $4.0 million letter of credit facility with ICICI Bank, on a back-to-back basis against receipt of original letters of credit from a bank upon acceptance. The Company shall, at all times, maintain a cash margin equivalent to 5% of the amount of the facility utilized with the Bank in the form of a fixed deposit. The facility is secured by assignment of receivable under the letter of credit opened in favor of the Customer from time to time to the bank. Availability under this credit facility is reduced by outstanding letters of credit. As of June 30, 2014, there were no borrowings under this letter of credit facility and the Company had $585,000 of issued letters of credit under this letter of credit facility.

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly and an interest of 12% per annum, payable monthly. Additional interest is charged on any overdue balance.

At June 30, 2014, the Company had aggregate secured banking facilities of $3,676,500 in which $116,758 is unused.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(Currency expressed in United States Dollars (“US$” ), except for number of shares)
(Unaudited)

7.  OBLIGATION UNDER FINANCE LEASE

On February 20, 2013 the Company entered into a finance lease agreement to purchase a motor vehicle. The lease has a term of 54 months expiring August 20, 2017with a monthly payment of approximately $1,139 (HK$8,828).

As of June 30, 2014, the minimum remaining lease payments under this finance lease are as follows:

	June 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
Finance lease	$43,276	$46,691
Less: interest expenses	(2,515)	(2,924)

Net present value of finance lease	$40,761	$43,767

Current portion	$12,342	$12,219
Non-current portion	28,419	31,548

Total	$40,761	$43,767

As of June 30, 2014, the minimum remaining lease payments under this finance lease are as follows:

Year ending June 30:	June 30, 2014	March 31, 2014
2015	$13,666	$13,666
2016	13,666	13,666
2017	13,666	13,665
2018	2,278	5,694
Subtotal	43,276	46,691
Less: interest	(2,515)	(2,924)
Net minimum lease payment under finance lease	40,761	43,767
Less: current portion of net minimum lease payments	(12,342)	(12,219)
Long-term portion of net minimum lease payments	$28,419	$31,548

8.  AMOUNT DUE TO A DIRECTOR

As of June 30, 2014 and March 31, 2014, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment. Imputed interest is not significant.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(Currency expressed in United States Dollars (“US$” ), except for number of shares)
(Unaudited)

9.  INCOME TAXES

For the three months ended June 30, 2014 and 2013, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Three months ended June 30,
	2014	2013
Tax jurisdictions from:
- Local	$-	$-
- Foreign	(17,295)	(113,427)
(Loss)/income before income taxes	$(17,295)	$(113,427)

Provision for income taxes consisted of the following:

	Three months ended June 30,
	2014	2013
Current:
- Local	$-	$-
- Foreign	-	9,104

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$-	$9,104

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America, BVI and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the three months ended June 30, 2014 and 2013, the Company incurred no operation in the United States of America. GDWP is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the three months ended June 30, 2014 and 2013, GDI incurred no operation in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(Currency expressed in United States Dollars (“US$” ), except for number of shares)
(Unaudited)

The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income taxes from foreign operation for the three months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,
	2014	2013

(Loss) income before income taxes	$(17,295)	$(113,427)
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	(2,854)	(18,715)

Tax loss not recognized	2,854	18,715
Tax adjustments for prior years	-	9,104

Income tax expenses	$-	$9,104

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of June 30, 2014 and March 31, 2014, therefore no deferred tax assets or liabilities have been recognized.

10.  EQUITY SETTLED – SHARE BASED COMPENSATION

During the three months ended June 30, 2014, the Company has the following stock transactions:

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

(iii)	the market price of the Company’s Common Stock on the date of conversion is equal to greater than $0.25.

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

For the three months ended June 30, 2014, the Company recorded $41,553 amortization of deferred compensation over its service period of 3 years. As of June 30, 2014, the deferred compensation was $264,839 to be amortized, on a straight-line basis over its service period.

As of June 30, 2014 and March 31, 2014, the Company had a total of 2,000,000 shares of its preferred stock issued and outstanding.

(b)	Common Stock

As of June 30, 2014 and March 31, 2014, the Company had a total of 23,725,000 shares of its common stock issued and outstanding, respectively.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(Currency expressed in United States Dollars (“US$” ), except for number of shares)
(Unaudited)

11.  SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended June 30,
	2014	2013
Revenue, net:
~ The PRC (including Hong Kong)	$2,339,714	$1,528,874
~ Middle East	164,515	226,786
~ India	400,533	276,317
~ Europe	50,220	26,071
~ Others	146,813	409,620

Total	$3,101,795	$2,467,668

All of the Company’s long-lived assets are located in Hong Kong.

12.  CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended June 30, 2014 and 2013, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Three months ended June 30, 2014		June 30, 2014
		Percentage of	Accounts
	Revenues	revenues	receivable
Customer E	$465,881	15%	$187,755
Customer F	386,344	13%	59,596
Customer G	383,572	12%	241,213
Customer A	364,027	12%	1,016,699
Customer B (Vendor A)	358,045	12%	3,700,837
Total	$1,957,869	64%	$5,206,100

	Three months ended June 30, 2013		June 30, 2013
		Percentage of	Accounts
	Revenues	revenues	receivable
Customer A	$993,161	40%	$1,235,944
Customer B	471,097	19%	3,604,235
Customer C	276,317	11%	97,764
Total	$1,740,575	70%	$4,937,943

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(Currency expressed in United States Dollars (“US$” ), except for number of shares)
(Unaudited)

b)	Major vendors

For the three months ended June 30, 2014 and 2013, the vendor who accounts for 10% or more of the Company's purchases and its outstanding accounts payable at year-end date, are presented as follows:

	Three months ended June 30, 2014		June 30, 2014
		Percentage of
	Purchases	purchases	Accounts payable
Vendor A (Customer B)	$643,204	23%	$-
Vendor D	465,317	17%	66,827
Vendor I	336,724	12%	124,417

Total	$1,445,245	52%	$191,244

	Three months ended June 30, 2013		June 30, 2013
		Percentage of
	Purchases	purchases	Accounts payable
Vendor A (Customer B)	$813,559	36%	-
Vendor E	239,950	12%	-
Vendor F	260,754	11%	-

Total	$1, 314,263	59%	-

(c)	Credit risk

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

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2014, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 9, 10 and 11.

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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(Currency expressed in United States Dollars (“US$” ), except for number of shares)
(Unaudited)

13.  COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2015. Total rent expenses for the three months ended June 30, 2014 and 2013 was $31,956 and $31,916 respectively.

As of June 30, 2014, the Company has future minimum rental payments of approximately $45,635 (HK$353,785) under various non-cancelable operating leases in the next twelve months.

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

(c)           Contractual commitment

The Company is committed to a series of 22 structured foreign exchange contracts with DBS bank to hedge the fluctuation between USD and RMB for a term of period from November 2013 to August 2015, monthly expiry.  As of June 30, 2014, 8 contracts were fully executed and the remaining 14 contracts are outstanding. The Company expects no material contingent loss from these committed contracts in the next twelve months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management ’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “int end,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

·	the effect of political, economic, and market conditions and geopolitical events;

·	legislative and regulatory changes that affect our business;

·	the availability of funds and working capital;

·	the actions and initiatives of current and potential competitors;

·	investor sentiment; and

·	our reputation.

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

Except as otherwise indicated by the context, references in this Form 10-Q to “we,” “us,” “our,” “the Registrant”, “Green Dragon”, “our Company,” or “the Company” are to Green Dragon Wood Products, Inc., a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Island ds; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table summarizes the results of our operations during the three months ended June 30, 2014 and 2013, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2014 to the three months ended June 30, 2013.

	Three Months Ended
	June 30,		Increase/	Increase/
	2014	2013	(Decrease)	(Decrease)

Revenue, net	$3,101,795	$2,467,668	$634,127	26%
Cost of Revenue	(2,850,171)	(2,316,634)	533,537	23%
Gross Profit	251,624	151,034	100,590	67%

General and Administrative Expenses	240,166	277,568	(37,402)	(13	) %

Total Operating Expenses	240,166	277,568	(37,402)	(13	) %

Income /(Loss) from Operations	11,458	(126,534)	137,992	109%
Other (Expense)/Income	(28,753)	13,107	(41,860)	(319	) %
Loss before Income Tax	(17,295)	(113,427)	(96,132)	(85	) %
Income Tax Expense	-	(9,104)	9,104	n/a
Net Loss	$(17,295)	$(122,531)	$105,236	86%

Revenue

Revenue for the three months ended June 30, 2014 was $3,101,795, an increase of $634,127 or 26% from $2,467,668 for the comparable period in 2013. This increase was primarily attributable to the result of broaden our customer base.

Cost of revenue and gross profit

Cost of revenue for the three months ended June 30, 2014 was $2,850,171, an increase of $533,537 or 23% from $2,316,634 for the comparable period in 2013. This increase was primarily attributable to an increase in sales.

Gross profit for the three months ended June 30, 2014 was $251,624, an increase of $100,590 or 67% from $151,034 for the comparable period in 2013. This increase was primarily attributable to an increase in revenue. The gross profit margin for the three months ended June 30, 2014 increased from 6% to 8% for the comparable period in 2013. The increase was primarily attributable to increase of sales that typically had a high profit margin.

General and Administrative

General and administrative expenses for the three months ended June 30, 2014 was 240,166, a decrease of $37,402 or 13% from $277,568 for the comparable period in 2013. This decrease was primarily attributable to decrease of professional fees.

Other (Expense)/Income

Other expense for the three months ended June 30, 2014 was $28,753, a decrease of $41,860 or 319% from other income of $13,107 for the comparable period in 2013. This decrease in other income was primarily attributable to a gain on disposal of available-sales-securities was recorded in the comparable period in 2013, and no such gain was arose in current period.

Loss before income tax

Loss before income tax for the three months ended June 30, 2014 was $17,295, a decrease of $96,132 or 85% compared to $113,427 loss for the comparable year in 2013. The decrease in loss was primarily attributable to the increase in revenue for the three months ended June 30, 2014 and the decrease in the general and administrative expenses discussed above.

Net loss

Net loss for the three months ended June 30, 2014 was a loss of $17,295, a decrease of $105,236 or 86% from loss of $122,531 for the comparable period in 2013. This decrease in loss was primarily due to the decrease of loss before income tax discussed above.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the three months ended June 30, 2014 was $34,597 and increased to $90,032 by the end of the period, an increase of $55,435 or 160%. The increase was primarily attributable to proceeds from revolving line of credit.

Net cash used in operating activities

Net cash outflow from operating activities for the three months ended June 30, 2014 was $344,345, an increase of $25,787 or 8% of cash outflow from net cash used by operating activities of $318,558 for the comparable period in 2013. The increase cash outflow from operating activities was primarily attributable to the decrease in cash inflow from accounts receivable.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $926 for the three months ended June 30, 2014, a decrease of $394,224 or 101% in cash inflow from net cash provided by investing activities for the corresponding period of last year. The decrease was primarily attributable to HKD393, 362 proceeds from disposal of available-for-sale securities in the comparable period in 2013, and no such kind of cash inflow from the current period.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the three months ended June 30, 2014 was $400,576, an increase cash inflow of $808,649 or 198% from net cash used in financing activities of $408,073 for the comparable period in 2013. The increase cash inflow was primarily attributable to proceeds from revolving lines of credit.

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

As of June 30, 2014 and March 31, 2014, the accounts receivable balance transferred from Customer A to Party B was $0 and $951,161, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of June 30, 2014
	Customer A	Party B
Accounts receivable	$1,016,699	$3,700,837
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	-	-
Accounts receivable, net	$1,016,699	$3,700,837

	As of March 31, 2014
	Customer A	Party B
Accounts receivable	$1,935,073	$2,889,446
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(951,161)	951,161
Accounts receivable, net	$983,912	$3,840,607

As of June 30, 2014 and March 31, 2014, the aging analysis of Party B is as follow:

	As of
	June 30, 2014	March 31, 2014
0-90 days	$1,179,452	$1,290,439
91-180 days	1,271,128	1,435,544
181-270 days	953,843	628,301
271-360 days	296,414	486,323
Over 360 days	-	-
Total	$3,700,837	$3,840,607

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,164,631 and $2,140,324 at June 30, 2014 and March 31, 2014, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of June 30, 2014, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

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

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$8,000,000 (approximately $1,032,000), which bears interest at a rate of 2% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms. Mei Ling Law and Mr. Kwok Leung Lee, directors of the Company.

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

The credit facility with ICICI Bank at June 30, 2014 was the used credit amount of HK$3,880,575 (approximately $500,622), and it is change from time to time.

For the three months ended June 30, 2014, the Company entered into a $4.0 million letter of credit facility with ICICI Bank, on a back-to-back basis against receipt of original letters of credit from a bank upon acceptance. The Company shall, at all times, maintain a cash margin equivalent to 5% of the amount of the facility utilized with the Bank in the form of a fixed deposit. The facility is secured by assignment of receivable under the letter of credit opened in favor of the Customer from time to time to the bank. Availability under this credit facility is reduced by outstanding letters of credit. As of June 30, 2014, there were no borrowings under this letter of credit facility and the Company had $585,000 of issued letters of credit under this letter of credit facility.

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly and an interest of 12% per annum, payable monthly. Additional interest is charged on any overdue balance.

At June 30, 2014, the Company had aggregate secured banking facilities of $3,676,500 in which $116,758 is unused.

Financing Arrangement

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly and an interest of 12% per annum, payable monthly. Additional interest is charged on any overdue balance.

As of June 30, 2014 and March 31 2014, the outstanding balance was $834,809 and $850,812.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2014 based on the material weaknesses defined below.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter ended June 30, 2014 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5 . OTHER INFORMATION.

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: September 5, 2014	By:	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer )