Form 10-Q
period 2014-09-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2014-11-14
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 3, 2014: 23,725,000

PART I – FINANCIAL INFORMATION

ITEM 1 .             FINANCIAL STATEMENTS
Green Dragon Wood Products, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2014 and March 31, 2014
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	September 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$22,618	$34,597
Restricted cash	395,436	395,893
Accounts receivable, net	5,453,353	6,202,445
Bills receivable	196,172	-
Income tax recoverable	26,789	26,789
Prepayments, deposits and other receivables	1,501,041	1,171,399
TOTAL CURRENT ASSETS	7,595,409	7,831,123
Non-current assets:
Plant and equipment, net	33,630	34,101
TOTAL NON-CURRENT ASSETS	33,630	34,101

TOTAL ASSETS	$7,629,039	$7,865,224

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving lines of credit	$4,069,030	$4,441,711
Accounts payable, trade	550,321	655,782
Accrued liabilities and other payables	850,249	564,769
Amount due to a director	19,733	16,318
Obligation under finance lease	12,442	12,219
TOTAL CURRENT LIABILITIES	5,501,775	5,690,799

NON-CURRENT LIABILITIES
Obligation under finance lease	25,212	31,548
TOTAL NON-CURRENT LIABILITIES	25,212	31,548

TOTAL LIABILITIES	$5,526,987	$5,722,347
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 50,000,000 preferred shares authorized; Series A Convertible Preferred Stock, 2,000,000 shares and 0 shares issued and outstanding, respectively.	2,000	2,000
Common stock, $0.001 par value; 450,000,000 shares authorized; 23,725,000 shares issued and outstanding	23,725	23,725
Additional paid-in capital	1,236,400	1,236,400
Subscription receivable	(100,000)	(100,000)
Deferred stock-based compensation	(222,830)	(306,392)
Retained earnings	1,176,006	1,293,904
Accumulated other comprehensive loss	(13,249)	(6,760)
TOTAL STOCKHOLDERS' EQUITY	2,102,052	2,142,877

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,629,039	$7,865,224

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended September 30, 2014 and 2013
 (Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
	2014	2013	2014	2013

Revenues, net	$2,186,610	$1,134,893	$5,288,405	$3,602,561

Cost of revenue	(2,037,372)	(1,092,269)	(4,887,543)	(3,408,903)

Gross profit	149,238	42,624	400,862	193,658

General and administrative expenses	232,100	193,824	472,266	471,392

Total operating expenses	232,100	193,824	472,266	471,392

LOSS FROM OPERATIONS	(82,862)	(151,200)	(71,404)	(277,734)

Other income (expense):
Foreign exchange gain (loss), net	10,301	7,958	(1,049)	(9,965)
Interest income	1,027	8,798	1,356	17,574
Interest expense	(54,809)	(50,278)	(113,768)	(112,728)
Other income	25,740	113	66,967	84,817

LOSS BEFORE INCOME TAXES	(100,603)	(184,609)	(117,898)	(298,036)

Income tax expense	-	-	-	(9,104)

NET LOSS	(100,603)	(184,609)	(117,898)	(307,140)

Other comprehensive loss:
- Reclassification adjustment for disposal of available-for-sale securities	-	-	-	(52,363)
- Foreign currency translation adjustment	(6,619)	(2,948)	(6,489)	(6,627)

COMPREHENSIVE LOSS	$(107,222)	$(187,557)	$(124,387)	$(366,130)

Net loss per share - Basic and diluted	$(0.004)	$(0.008)	$(0.005)	$(0.013)

Weighted average common shares outstanding during the year - Basic and diluted	23,725,000	23,725,000	23,725,000	22,915,983

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
Condensed Consolidated Statements of Stockholders' Equity
For the six months ended September 30, 2014
 (Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

									Accumulated
					Additional		Deferred		other	Total
	Preferred stock		Common stock		paid	Subscription	stock-based	Retained	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	in capital	receivable	compensation	earnings	(loss) / gain	equity

Balance as of March 31, 2013	2,000,000	$2,000	20,200,000	$20,200	$1,222,300	$(100,000)	$(473,059)	$1,713,255	$51,402	2,436,098

Amortization of deferred stock-based compensation	-	-	-	-	-	-	166,667	-	-	166,667

Equity Settled – Share based Payment	-	-	3,525,000	3,525	14,100	-	-	-	-	17,625

Reclassification adjustment for disposal on available-for-sales securities	-	-	-	-	-	-	-	-	(52,363)	(52,363)

Net loss for the 12 months ended March 31, 2014	-	-	-	-	-	-	-	(419,351)	-	(419,351)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(5,799)	(5,799)

Balance as of March 31, 2014	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(306,392)	$1,293,904	$(6,760)	2,142,877

Amortization of deferred stock-based compensation	-	-	-	-	-	-	83,562	-	-	83,562

Net loss for the six months ended September 30, 2014	-	-	-	-	-	-	-	(117,898)	-	(117,898)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(6,489)	(6,489)

Balance as of September 30, 2014	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(222,830)	$1,176,006	$(13,249)	$2,102,052

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended September 30, 2014 and 2013
 (Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Six Months ended September 30,
	2014	2013
Cash flow from operating activities:
Net Loss	$(117,898)	$(307,140)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,159	9,119
Stock-based compensation	83,562	101,187
Net loss arising on changes in fair value of life insurance	-	(10,404)
Gain on disposal of available-for-sales securities	-	(84,704)
Changes in operating assets and liabilities:
Accounts receivable	749,092	1,106,624
Prepayments, deposits and other receivables	(329,642)	(793,544)
Income tax recoverable	-	97,205
Accounts payable, trade	(105,461)	(647,674)
Bills receivable	(196,172)	-
Accrued liabilities and other payables	285,480	55,002
Income tax payable	-	(94,197)

Net cash provided by (used in) operating activities	377,120	(568,526)

Cash flows from investing activities:
Purchase of plant and equipment	(7,688)	(64)
Proceed from disposal of available-for-sales securities	-	393,362

Net cash (used in) provided by investing activities	(7,688)	393,298

Cash flows from financing activities:
Repayment of revolving lines of credit	(372,681)	(706,972)
Change in restricted cash	457	514,821
Repayment of long-term insurance policy loan	-	(39,130)
Repayment of finance lease	(6,113)	(5,761)
Repayment of short-term bank loan	-	(257,620)
Repayment of long-term bank loans	-	(309,144)
Advances from a director	3,415	658,056

Net cash used in financing activities	(374,922)	(145,750)

Effect of exchange rate changes on cash and cash equivalents	(6,489)	12,250

Net change in cash and cash equivalents	(11,979)	(308,728)
Cash and cash equivalents, beginning of period	34,597	342,329
Cash and cash equivalents, end of period	$22,618	$33,601

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Cash Flows
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Six Months ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$113,768	$112,728
Income tax paid	$-	$6,081

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
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

In the opinion of management, the consolidated balance sheet as of March 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2015 or for any future period.

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
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

■	Basis of presentation
These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

■	Basis of consolidation
The condensed consolidated financial statements include the accounts of GDWP and its subsidiaries. All inter-company balances and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

■	Use of estimates
In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

■	Cash and cash equivalents
Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

■	Restricted cash
As of September 30, 2014 and March 31, 2014, the Company maintained minimum cash balances of $395,436 and $395,893 in a pledged deposit account as collateral for the revolving lines of credit and issuing back to back LC provided by the financial institutions in Hong Kong.

■	Accounts receivable and allowance for doubtful accounts
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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

■	Plant and equipment
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

Depreciation expense for the three months ended September 30, 2014 and 2013 was $4,186 and $4,057, respectively.

Depreciation expense for the six months ended September 30, 2014 and 2013 was $8,159 and $9,119, respectively.

■	Revenue recognition
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

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

■	Cost of revenue
Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns, inspection charges  and sales commission. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $207,905 and $130,880  for the six months ended September 30, 2014 and 2013 respectively, which are recorded in cost of revenue.

■	Comprehensive income
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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

■	Income taxes
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

For the three months and six months ended September 30, 2014 and 2013, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2014, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

■	Net income per share
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

■	Foreign currencies translation
Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the six months ended September 30, 2014 and 2013:

	September 30,
	2014	2013
Period-end HK$: US$1 exchange rate	7.7653	7.7580
Period average HK$: US$1 exchange rate	7.7539	7.7580

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

■	Related parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

■	Segment reporting
ASC Topic 280, “Segment Reporting ” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three and six months ended September 30, 2014 and 2013, the Company operates one reportable business segment in Hong Kong.

■	Fair value of financial instruments
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

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures ” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

■	Economic and political risk
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

■	Recent accounting pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

4.     ACCOUNTS RECEIVABLE, NET

	September 30, 2014	March 31, 2014
	(Unaudited)	(Audited)

Accounts receivable, trade	$5,456,063	$6,205,160
Less: allowances for doubtful accounts	(2,710)	(2,715)
Accounts receivable, net	$5,453,353	$6,202,445

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the three and six months ended September 30, 2014 and 2013, no provision for doubtful accounts was charged to operations.

5.     PREPAYEMNT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	September 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)

Purchase deposits to vendors	$1,048,852	$901,824
Rental and utilities deposits	27,945	27,945
Other receivables	424,244	241,630
Total	$1,501,041	$1,171,399

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

6.     REVOLVING LINES OF CREDIT

Revolving lines of credit consist of:

	September 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
Payable to financial institutions in Hong Kong:
DBS Bank (Hong Kong) Limited	$1,840,662	$1,810,274
Industrial and Commercial Bank of China (Asia) Limited	917,959	875,188
Shanghai Commercial Bank Limited	468,763	650,023
ICICI Bank Limited	-	255,414
	3,227,384	3,590,899
Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	841,646	850,812

Total	$4,069,030	$4,441,711

On February 4, 2013, the Company entered into a credit facility and financing agreement with the DBS Bank (Hong Kong) Limited (“DBS”) provides for borrowings up to HK$14,000,000 (approximately $1,803,000) for up to 120 days generally with interest at (i) 1% per annum below Prime Rate for Hong Kong Dollar bills and (ii) Standard Bills Rate quoted by DBS from time to time for foreign currency bills on the outstanding amount from drawdown until repayment in full as conclusively calculated by DBS.

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$8,000,000 (approximately $1,030,000), which bears interest at a rate of 2% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms. Mei Ling Law and Mr. Kwok Leung Lee, directors of the Company.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $837,000), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

The credit facility with ICICI Bank at September 30, 2014 was the used credit amount of HK$0 (approximately $0), and it is changed from time to time.

During six months ended September 30, 2014, the Company entered into a $4.0 million letter of credit facility with ICICI Bank, on a back-to-back basis against receipt of original letters of credit from a bank upon acceptance. The Company shall, at all times, maintain a cash margin equivalent to 5% of the amount of the facility utilized with the Bank in the form of a fixed deposit. The facility is secured by assignment of receivable under the letter of credit opened in favor of the Customer from time to time to the bank. Availability under this credit facility is reduced by outstanding letters of credit. As of September 30, 2014, there were no borrowings under this letter of credit facility and the Company had not issued letters of credit under this letter of credit facility.

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly and an interest of 12% per annum, payable monthly. Additional interest is charged on any overdue balance.

At September 30, 2014, the Company had aggregate secured banking facilities of $3,670,174 in which $442,790 is unused.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)
7.   OBLIGATION UNDER FINANCE LEASE

On February 20, 2013 the Company entered into a finance lease agreement to purchase a motor vehicle. The lease has a term of 54 months expiring August 20, 2017 with a monthly payment of approximately $1,137 (HK$8,828).

As of September 30, 2014, the minimum remaining lease payments under this finance lease are as follows:

	September 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
Finance lease	$39,790	$46,691
Less: interest expenses	(2,136)	(2,924)

Net present value of finance lease	$37,654	$43,767

Current portion	$12,442	$12,219
Non-current portion	25,212	31,548

Total	$37,654	$43,767

As of September 30, 2014, the minimum remaining lease payments under this finance lease are as follows:

Year ending September 30:	September 30, 2014	March 31, 2014
2015	$13,642	$13,666
2016	13,642	13,666
2017	12,506	13,665
2018	-	5,694
Subtotal	39,790	46,691
Less: interest	(2,136)	(2,924)
Net minimum lease payment under finance lease	37,654	43,767
Less: current portion of net minimum lease payments	(12,442)	(12,219)
Long-term portion of net minimum lease payments	$25,212	$31,548

8.   AMOUNT DUE TO A DIRECTOR

As of September 30, 2014 and March 31, 2013, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

9.   INCOME TAXES

For the six months ended September 30, 2014 and 2013, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Six months ended September 30,
	2014	2013

Tax jurisdictions from:
- Local	$-	$-
- Foreign	(117,898)	(298,036)
Loss before income taxes	(117,898)	(298,036)

Provision for income taxes consisted of the following:

	Six months ended September 30,
	2014	2013

Current:
- Local	$-	$-
- Foreign	-	9,104

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$-	$9,104

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America, BVI and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the six months ended September 30, 2014 and 2013, the Company incurred no operation in the United States of America. GDWP is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the six months ended September 30, 2014 and 2013, GDI incurred no operation in the BVI.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the six months ended September 30, 2014 and 2013 are as follows:

	Six months ended September 30,
	2014	2013

Loss before income taxes	$(117,898)	$(298,036)
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	(19,453)	(49,176)

Tax loss not recognized	19,453	49,176
Tax adjustment for prior year	-	9,104
Income tax expenses	$-	$9,104

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of September 30, 2014 and March 31, 2014, therefore no deferred tax assets or liabilities have been recognized.

10.   EQUITY SETTLED – STOCK BASED COMPENSATION

On January 30, 2013, the Company executed an Employment Agreement with Mr. Kwok Leung Lee , which has a term of 3 years (1095 days). In connection of this agreement, 2,000,000 shares of Series A Convertible Preferred stock issued to Mr. Lee.

Every share of Series A convertible Preferred stock has a right for conversion to 50 shares of common stock, and the fair value of the common stock on the issuing date was $0.005 per share.

On January 30, 2013, $500,000 was recorded as deferred stock-based compensation in the stockholder’s equity, and was being amortized over Mr. Lee’s contracted employment period of 3 years.

For the six months period ended September 30, 2014, the amortization of deferred stock-based compensation was $83,562, which was recognized as the administration expenses in the operation.

As of September 30, 2014, $222,830 deferred stock-based compensation was recorded in the stockholder’s equity.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

11.   SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Six months ended September 30,
	2014	2013

Revenue, net:
~ The PRC (including Hong Kong)	$3,432,817	$2,330,117
~ Middle East	182,592	260,370
~ India	1,032,673	470,806
~ Europe	50,211	36,599
~ Others	590,112	504,669
Total	$5,288,405	$3,602,561

	Three months ended September 30,
	2014	2013

Revenue, net:
~ The PRC (including Hong Kong)	$1,093,103	$801,243
~ Middle East	18,077	33,584
~ India	632,140	194,489
~ Europe	-	10,528
~ Others	443,290	95,049
Total	$2,186,610	$1,134,893

All of the Company’s long-lived assets are located in Hong Kong.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

12.   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and six months ended September 30, 2014 and 2013, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Three months ended September 30, 2014		September 30, 2014
	Revenues	Percentage of revenues	Accounts receivable
Customer D	$386,928	18%	$386,360
Customer B (Vendor A)	361,681	17%	3,183,759
Customer H	275,975	13%	275,570
Customer E	261,555	12%	142,252
Total	$1,286,139	60%	$3,987,941

	Six months ended September 30, 2014		September 30, 2014
	Revenues	Percentage of revenues	Accounts receivable
Customer E	$727,352	14%	$142,252
Customer B (Vendor A)	719,661	14%	3,183,759
Customer D	551,413	10%	386,360
Total	$1,998,426	38%	$3,712,371

	Three months ended September 30, 2013		September 30, 2013
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$652,849	58%	$920,631

Total	$652,849	58%	$920,631

	Six months ended September 30, 2013		September 30, 2013
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$1,646,549	46%	$920,631
Customer B (Vendor A)	537,156	15%	3,600,708
Customer C	358,303	10%	74,696
Total	$2,542,008	71%	$4,596,035

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

(b)         Major vendors

For the three and six months ended September 30, 2014 and 2013, the vendor who accounts for 10% or more of the Company's purchases and its outstanding accounts payable at year-end date, are presented as follows:

	Three months ended September 30, 2014		September 30, 2014
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$849,300	44%	$-
Vendor D	222,919	12%	6,595
Total	$1,072,219	56%	$6,595

	Six months ended September 30, 2014		September 30, 2014
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$1,492,388	32%	$-
Vendor D	688,152	15%	6,595
Total	$2,180,540	47%	$6,595

	Three months ended September 30, 2013		September 30, 2013
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$284,813	28%	$-
Vendor E	279,792	27%	-
Total	$564,605	55%	$-

	Six months ended September 30, 2013		September 30, 2013
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$1,122,701	34%	$-
Vendor F	416,764	13%	-
Vendor E	383,183	12%	-
Total	$1,922,648	59%	$-

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
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

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2014, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 6, 7 and 8.

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

13.   COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2015. Total rent expenses for the six months ended September 30, 2014 and 2013 was $63,900 and $63,867, respectively.

As of September 30, 2014, the Company has the future minimum rental payments approximately $165,318 (HK$1,283,740) under various non-cancelable operating leases in the next two years, as follows:

Year ending September 30:
2015	$94,235
2016	71,083
Total	$165,318

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

14.  COMMITMENTS AND CONTINGENCIES

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

On January 26, 2011, the High Court of the Hong Kong Special Administrative Region granted leave to Mr. Yip and CCGL to set the case down for a 7-day trial. The trial occurred in October 2013 and the parties are waiting for the judgment of the court.

At September 30, 2014, in the opinion of Company management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

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

(c)         Contractual commitment

The Company is committed to a series of 22 structured foreign exchange contracts with DBS bank to hedge the fluctuation between USD and RMB for a term of period from November 2013 to August 2015, monthly expiry.  As of September 30, 2014, 11 contracts were fully executed and the remaining 11 contracts are outstanding. The Company expects no material contingent loss from these committed contracts in the next twelve months.

15.   SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2014 up through the date was the Company presented this condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations during the three months ended September 30, 2014 and 2013, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2014 to the three months ended September 30, 2013.

	Three Months Ended		$	%
	September 30,		Increase/	Increase/
	2014	2013	(Decrease)	(Decrease)

Revenue, net	$2,186,610	$1,134,893	$1,051,717	93%
Cost of Revenue	(2,037,372)	(1,092,269)	945,103	87%
Gross Profit	149,238	42,624	106,614	250%

General and Administrative Expenses	232,100	193,824	38,276	20%
Total Operating Expenses	232,100	193,824	38,276	20%
Loss from Operations	(82,862)	(151,200)	(68,338)	(45)%
Other Expense	(17,741)	(33,409)	(15,668)	(47)%
Loss before Income Tax	(100,603)	(184,609)	(84,006)	(46	) %
Income Tax Expense	-	-	-	-%
Net Loss	$(100,603)	$(184,609)	$(84,006)	(46)%

Revenue

Revenue for the three months ended September 30, 2014 was $2,186,610, an increase of $1,051,717 or 93% from $1,134,893 for the comparable period in 2013. This increase was primarily attributable to the result of our effort in broadening the customer base in China and India market.

Cost of revenue and gross profit

Cost of revenue for the three months ended September 30, 2014 was $2,037,372, an increase of $945,103 or 87% from $1,092,269 for the comparable period in 2013. This increase was primarily attributable to the increase in sales.

Gross profit for the three months ended September 30, 2014 was $149,238, an increase of $106,614 or 250% from $42,624 for the comparable period in 2013. This increase was primarily attributable to the increase in sales. The gross profit margin for the three months ended September 30, 2014 increased from 3.76% to 6.83% for the comparable period in 2013. The increase was primarily attributable to increase of sales of high profit margin products.

General and Administrative

General and administrative expenses mainly consist of payroll, rental expenses, professional fee, bank charges and exchange gain or loss on foreign currency.

General and administrative expenses for the three months ended September 30, 2014 was $232,100, an increase of $38,276 or  20% from $193,824 for the comparable period in 2013. This increase was primarily attributable to the loss on exchange on EURO.

Other Expense

Other expense for the three months ended September 30, 2014 was $17,741, a decrease of $15,668 or 47% from $33,409 for the comparable period in 2013. This decrease in other expense was primarily attributable to a gain on non-deliverable structured forward contract was recognized other income in Year 2014 and no such gain in Year 2013.

Loss before income tax

Loss before income tax for the three months ended September 30, 2014 was loss of $100,603, a decrease of $84,006 in loss or 46% compared to loss of $184,609 for the comparable year in 2013. The decrease was primarily attributable to increase in sales.

Net loss

Net loss for the three months ended September 30, 2014 was a loss of $100,603, a decrease of $84,006 loss or 46% from net loss of $184,609 for the comparable period in 2013. This decrease was primarily attributable to the increase in sales.

Comparison of the Six Months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations during the six months ended September 30, 2014 and 2013, and provides information regarding the dollar and percentage increase or (decrease) from the six months ended September 30, 2014 to the six months ended September 30, 2013.

	Six Months Ended		$	%
	September 30,		Increase/	Increase/
	2014	2013	(Decrease)	(Decrease)

Revenue, net	$5,288,405	$3,602,561	$1,685,844	47%
Cost of Revenue	(4,887,543)	(3,408,903)	(1,478,640)	43%
Gross Profit	400,862	193,658	207,204	107%

General and Administrative Expenses	472,266	471,392	874	0%
Total Operating Expenses	472,266	471,392	874	0%
Loss from Operations	(71,404)	(277,734)	(206,330)	(74)%
Other(Expense	(46,494)	(20,302)	26,192	129%
Loss before Income Tax	(117,898)	(298,036)	(180,138)	(60)%
Income Tax Expense	-	(9,104)	(9,104)	(100)%
Net loss	$(117,898)	$(307,140)	$(189,242)	(62)%

Revenue

Revenue for the six months ended September 30, 2014 was $5,288,405, an increase of $1,685,844 or 47% from $$3,602,561 for the comparable period in 2013.  This increase was primarily attributable to the result of our effort in broadening our customer base in China and India market.

Cost of revenue and gross profit

Cost of revenue for the six months ended September 30, 2014 was $4,887,543, an increase of $1,478,640 or 43% from $3,408,903 for the comparable period in 2013. This increase was primarily attributable to the increase in sales.

Gross profit for the six months ended September 30, 2014 was $400,862, an increase of $207,204 or 107% from $193,658 for the comparable period in 2013. This increase was primarily attributable to the increase in sales. The gross profit margin for the six months ended September 30, 2014 increased from 5.38% to 7.58% for the comparable period in 2013. The increase was primarily attributable to increase of sales of high profit margin products.

General and Administrative

General and administrative expenses mainly consist of payroll, rental expenses, professional fee, bank charges and exchange gain or loss on foreign currency.

General and administrative expenses for the six months ended September 30, 2014 was $472,266, closely to $471,392 for the comparable period in 2013.

Other Expense

Other expense for the six months ended September 30, 2014 was $46,494 an increase of $26,192 or 129% from $20,302 for the comparable period in 2013. This increase was primarily attributable to a gain of disposal on available-for-sales security was recognized in Year 2013 to set off other expense and no such income was recognized in 2014.

Loss before income tax

Loss before income tax for the six months ended September 30, 2014 was $117,898 an decrease of $180,138 in loss, compared to loss of $298,036 for the comparable year in 2013. The decrease in loss was due primarily to the increase in sales.

Net loss

Net loss for the six months ended September 30, 2014 was $117,898 decrease of $189,242 in loss from net loss of $307,140 for the comparable period in 2013. This decrease was due primarily to the increase of income before income tax discussed above.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the six months ended September 30, 2014 was $34,597, decreased to $22,618 by the end of the period, a decrease of $11,979 or 35%. The decrease was primarily attributable to the decrease in cash inflow on the advance from director.

Net cash provided by (used in) operating activities

Net cash provided by operating activities for the six months ended September 30, 2014 was $377,120, an increase of $945,646 or 166% from cash used in operating activities of $568,526 for the comparable period in 2013. This increase was primarily attributable to a decrease of cash outflow to suppliers~~.~~

Net cash (used in) provided by investing activities

Net cash (used in) provided by investing activities was ($7,688) and $393,298 for the six months ended September 30, 2014 and 2013, respectively. The decrease of $400,986 was mainly attributable to cash inflow on the proceeds of disposal of available-for-sales securities.

Net cash used in financing activities

Net cash used in financing activities for the six months ended September 30, 2014 was $374,922, an increase of $229,172 in cash outflow or 157% when compared to net cash used in financing activities of $145,750 for the comparable period in 2013. The increase was primarily attributable to the decrease in cash inflow on the advance from director.

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

As of September 30, 2014 and March 31, 2014, the accounts receivable balance transferred from Customer A to Party B was $0 and $951,161, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of September 30, 2014
	Customer A		Party B
Accounts receivable		$-	$3,183,758
Accounts payable		-	-
Add (less): Transfer of accounts receivable from Customer A to Party B		-	-
Accounts receivable, net	$		3,183,758

	As of March 31, 2014
	Customer A	Party B
Accounts receivable	$1,935,073	$2,889,446
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(951,161)	951,161
Accounts receivable, net	$983,912	$3,840,607

As of September 30, 2014 and March 31, 2014, the aging analysis of Party B is as follow:

	As of
	September 30, 2014	March 31, 2014
0-90 days	$815,835	$1,290,439
91-180 days	1,051,998	1,435,544
181-270 days	880,137	628,301
271-360 days	435,788	486,323
Over 360 days	-	-
Total	$3,183,758	$3,840,607

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,093,634 and $2,140,324 at September 30, 2014 and March 31, 2014, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2014, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

On February 4, 2013, the Company entered into a credit facility and financing agreement with the DBS Bank (Hong Kong) Limited (“DBS”) provides for borrowings up to HK$14,000,000 (approximately $1,803,000) for up to 120 days generally with interest at (i) 1% per annum below Prime Rate for Hong Kong Dollar bills and (ii) Standard Bills Rate quoted by DBS from time to time for foreign currency bills on the outstanding amount from drawdown until repayment in full as conclusively calculated by DBS.

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$8,000,000 (approximately $1,030,000), which bears interest at a rate of 2% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms. Mei Ling Law and Mr. Kwok Leung Lee, directors of the Company.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $837,000), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

The credit facility with ICICI Bank at September 30, 2014 was the used credit amount of HK$0 (approximately $0), and it is change from time to time.

For the six months ended September 30, 2014, the Company entered into a $4.0 million letter of credit facility with ICICI Bank, on a back-to-back basis against receipt of original letters of credit from a bank upon acceptance. The Company shall, at all times, maintain a cash margin equivalent to 5% of the amount of the facility utilized with the Bank in the form of a fixed deposit. The facility is secured by assignment of receivable under the letter of credit opened in favor of the Customer from time to time to the bank. Availability under this credit facility is reduced by outstanding letters of credit. As of September 30, 2014, there were no borrowings under this letter of credit facility and the company had not issued letters of credit under this letter of credit facility.

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly and an interest of 12% per annum, payable monthly. Additional interest is charged on any overdue balance.

At September 30, 2014, the Company had aggregate secured banking facilities of $3,670,174 in which $442,790 is unused.

Financing Arrangement

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly and an interest of 12% per annum, payable monthly. Additional interest is charged on any overdue balance.

As of September 30, 2014 and March 31 2014, the outstanding balance was $841,646 and $850,812, respectively.

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

ITEM 4 .             CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2014 based on the material weaknesses defined below.


The Company did not implement proper segregation of duties due to the Company’s small size and only one executive officer. In certain instances, persons responsible to review transactions for validity, completeness and accuracy were also responsible for preparation.


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

On January 26, 2011, the High Court of the Hong Kong Special Administrative Region granted leave to Mr. Yip and CCGL to set the case down for a 7-day trial. The trial occurred in October 2013 and the parties are waiting for the judgment of the court.

At September 30, 2014, in the opinion of Company management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: November 14, 2014	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer)