Form 10-Q
period 2014-12-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2015-02-23
CIK 1417172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of February 14, 2015  23,725,000

 PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Green Dragon Wood Products, Inc.
Condensed Consolidated Balance Sheets
As of December 31, 2014 and March 31, 2014
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	December 31,	March 31,
	2014	2014
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$44,863	$34,597
Restricted cash	403,830	395,893
Accounts receivable, net	5,712,154	6,202,445
Bills Receivable	246,795	-
Income tax recoverable	26,789	26,789
Prepayments, deposits and other receivables	1,975,013	1,171,399
TOTAL CURRENT ASSETS	8,409,444	7,831,123

Non-current assets:
Plant and equipment, net	29,142	34,101
TOTAL NON-CURRENT ASSETS	29,142	34,101

TOTAL ASSETS	$8,438,586	$7,865,224

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving lines of credit	$4,440,931	$4,441,711
Accounts payable, trade	859,444	655,782
Accrued liabilities and other payables	735,634	564,769
Amount due to a director	34,694	16,318
Obligation under finance lease	12,578	12,219
TOTAL CURRENT LIABILITIES	6,083,281	5,690,799

NON-CURRENT LIABILITIES
Obligation under finance lease-over one year	22,049	31,548
TOTAL NON-CURRENT LIABILITIES	22,049	31,548

TOTAL LIABILITIES	6,105,330	5,722,347

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Balance Sheets
As of December 31, 2014 and March 31, 2014
(Currency expressed in United States Dollars ("US$"), except for number of shares)

	December 31,	March 31,
	2014	2014
	(Unaudited)	(Audited)

STOCKHOLDERS' EQUITY
Preferred stock , $0.001 par value; 50,000,000 preferred shares authorized; Series A Convertible Preferred stock, 2,000,000 shares and 0 shares issued and outstanding, respectively.	2,000	2,000
Common stock, $0.001 par value; 450,000,000 shares authorized; 23,725,000 shares issued and outstanding, respectively.	23,725	23,725
Additional paid-in capital	1,236,400	1,236,400
Subscription receivable	(100,000)	(100,000)
Deferred stock-based compensation	(180,821)	(306,392)
Retained earnings	1,365,457	1,293,904
Accumulated other comprehensive loss	(13,505)	(6,760)
TOTAL STOCKHOLDERS' EQUITY	2,333,256	2,142,877

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,438,586	$7,865,224

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
	2014	2013	2014	2013

Revenues, net	$2,891,555	$2,874,932	$8,179,960	$6,477,493

Cost of revenue	(2,484,773)	(2,722,131)	(7,372,316)	(6,131,034)

Gross profit	406,782	152,801	807,644	346,459

General and administrative expenses	228,988	235,766	701,254	707,158

Total operating expenses	228,988	235,766	701,254	707,158

INCOME (LOSS) FROM OPERATIONS	177,794	(82,965)	106,390	(360,699)

Other income (expense):
Foreign exchange gain (loss), net	35,473	(5,737)	34,424	(15,702)
Loss on disposal of life insurance	-	(99,580)	-	(99,580)
Interest income	103	343	1,459	17,917
Interest expense	(55,680)	(51,703)	(169,448)	(164,431)
Other income	31,761	10,746	98,728	95,563

INCOME (LOSS) BEFORE INCOME TAXES	189,451	(228,896)	71,553	(526,932)

Income tax expense	-	-	-	(9,104)

NET INCOME (LOSS)	189,451	(228,896)	71,553	(536,036)

Other comprehensive income (loss):
- Reclassification adjustment for disposal of available-for-sales securities	-	-	-	(52,363)
- Foreign currency translation adjustment	(256)	690	(6,745)	(5,937)

COMPREHENSIVE INCOME (LOSS)	$189,195	$(228,206)	$64,808	$(594,336)

Net income (loss) per share - Basic and diluted	$0.008	$(0.010)	$0.003	$(0.023)

Weighted average common shares outstanding during the year - Basic and diluted	23,725,000	23,725,000	23,725,000	23,186,636

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Stockholders' Equity
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Preferred stock		Common stock		Additional paid	Subscription	Deferred stock-based	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	in capital	receivable	compensation	earnings	(loss) / income	equity

Balance as of March 31, 2013	2,000,000	2,000	20,200,000	$20,200	$1,222,300	$(100,000)	$(473,059)	$1,713,255	$51,402	$2,436,098

Amortization of deferred stock-based compensation	-	-	-	-	-	-	166,667	-	-	166,667

Equity Settled – Share based Payment	-	-	3,525,000	3,525	14,100	-	-	-	-	17,625

Disposal on available-for-sales securities	-	-	-	-	-	-	-	-	(52,363)	(52,363)

Net loss for the 12 months ended March 31, 2014	-	-	-	-	-	-	-	(419,351)	-	(419,351)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(5,799)	(5,799)

Balance as of March 31, 2014	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(306,392)	$1,293,904	$(6,760)	$2,142,877

Amortization of deferred stock-based compensation	-	-	-	-	-	-	125,571	-	-	125,571

Equity Settled – Share based Payment	-	-	-	-	-	-	-	-	-	-

Disposal on available-for-sales securities	-	-	-	-	-	-	-	-	-	-

Net gain for the 9 months ended December 31, 2014	-	-	-	-	-	-	-	71,553	-	71,553

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(6,745)	(6,745)

Balance as of December 31, 2014	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(180,821)	$1,365,457	$(13,505)	$2,333,256

See accompanying notes to condensed consolidated financial statements.

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Cash Flows
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013
(Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Nine Months ended December 31,
	2014	2013
Cash flow from operating activities:
Net income (loss)	$71,553	$(536,036)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	12,647	13,103
Stock-based compensation	125,571	143,196
Net gain arising on changes in fair value of life insurance	-	(49,078)
Gain on disposal of available-for-sales securities	-	(84,704)
Changes in operating assets and liabilities:
Accounts receivable	490,291	554,519
Prepayments, deposits and other receivables	(803,614)	(652,810)
Income tax recoverable	-	97,184
Accounts payable, trade	203,662	(429,034)
Prepaid life insurance	-	99,580
Bills receivable	(246,795)	-
Accrued liabilities and other payables	170,865	73,536
Income tax payable	-	(94,197)

Net cash provided by (used in) operating activities	24,180	(864,741)

Cash flows from investing activities:
Proceeds on disposal of life insurance	-	667,630
Purchase of plant and equipment	(7,688)	(64)
Proceed on disposal of available-for-sales securities	-	393,362

Net cash (used in) provided by investing activities	(7,688)	1,060,928

Cash flows from financing activities:
Repayment of revolving lines of credit	(780)	(27,379)
Change in restricted cash	(7,937)	514,276
Repayment of long-term insurance policy loan	-	(379,057)
Repayment of finance lease	(9,140)	(8,670)
Repayment of short-term bank loan	-	(257,620)
Repayment of long-term bank loans	-	(309,144)
Advance from (repayment to) a director	18,376	(16,440)

Net cash provided by (used in) financing activities	519	(484,034)

Effect of exchange rate changes on cash and cash equivalents	(6,745)	12,902

Net change in cash and cash equivalents	10,266	(274,945)
Cash and cash equivalents, beginning of period	34,597	342,329
Cash and cash equivalents, end of period	$44,863	$67,384

Green Dragon Wood Products, Inc.
Condensed Consolidated Statements of Cash Flows
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013
 (Currency expressed in United States Dollars ("US$"), except for number of shares)
(Unaudited)

	Nine Months ended December 31,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$169,448	$164,431
Income tax paid	$-	$6,081

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014
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

In the opinion of management, the consolidated balance sheet as of March 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2015 or for any future period.

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

	Basis of consolidation
The condensed consolidated financial statements include the accounts of GDWP and its subsidiaries. All inter-company balances and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

	Use of estimates
In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Cash and cash equivalents
Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

	Restricted cash
As of December 31, 2014 and March 31, 2014, the Company maintained minimum cash balances of $403,830 and $395,893 in a pledged deposit account as collateral for the revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

	Accounts receivable and allowance for doubtful accounts
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

	Plant and equipment
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

Depreciation expense for the three months ended December 31, 2014 and 2013 was $4,488 and $3,984, respectively.

Depreciation expense for the nine months ended December 31, 2014 and 2013 was $12,647 and $13,103 respectively.

	Cash Value of life insurance
The cash value of life insurance relates to the Company-owned life insurance policies on a current executive officer, which is stated at the cash surrender value of the contract, net of policy loans.

	Impairment of long-lived assets
In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of December 31, 2014.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Revenue recognition
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

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

	Cost of revenue
Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $318,919 and $184,969 for the nine months ended December 31, 2014 and 2013, respectively, which are recorded in cost of revenue.

	Comprehensive income
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

	Income taxes
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

For the three and nine months ended December 31, 2014 and 2013, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2014, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

	Net income per share
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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Foreign currencies translation
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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the nine months ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Period-end HK$: US$1 exchange rate	7.7568	7.7508
Period average HK$: US$1 exchange rate	7.7544	7.7547

	Related parties
Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

	Segment reporting
ASC Topic 280, “ Segment Reporting ” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three and nine months ended December 31, 2014 and 2013, the Company operates one reportable business segment in Hong Kong.

	Fair value of financial instruments
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

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Economic and political risk
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

	Recent accounting pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4.   ACCOUNTS RECEIVABLE, NET

	December 31,	March 31,
	2014	2014
	(Unaudited)	(Audited)

Accounts receivable, trade	$5,714,867	$6,205,160
Less: allowances for doubtful accounts	(2,713)	(2,715)
Accounts receivable, net	$5,712,154	$6,202,445

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the three and nine months ended December 31, 2014 and 2013, no provision for doubtful accounts charged to operations.

5.   PREPAYEMNT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	December 31,	March 31,
	2014	2014
	(Unaudited)	(Audited)

Purchase deposits to vendors	$1,315,892	$901,824
Rental and utilities deposits	27,928	27,945
Prepayment	5,310	-
Other receivables	625,883	241,630
Total	$1,975,013	$1,171,399

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.   REVOLVING LINES OF CREDIT

Revolving lines of credit consist of:

	December 31,	March 31,
	2014	2014
	(Unaudited)	(Audited)

Payable to financial institutions in Hong Kong:
DBS Bank (Hong Kong) Limited	$1,957,827	$1,810,274
Industrial and Commercial Bank of China (Asia) Limited	993,934	875,188
Shanghai Commercial Bank Limited	635,865	650,023
ICICI Bank Limited	-	255,414
	3,587,626	3,590,899
Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	853,305	850,812

Total	$4,440,931	$4,441,711

On February 4, 2013, the Company entered into a credit facility and financing agreement with the DBS Bank (Hong Kong) Limited (“DBS”) provides for borrowings up to HK$14,000,000 (approximately $1,805,000) for up to 120 days generally with interest at (i) 1% per annum below Prime Rate for Hong Kong Dollar bills and (ii) Standard Bills Rate quoted by DBS from time to time for foreign currency bills on the outstanding amount from drawdown until repayment in full as conclusively calculated by DBS.

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$8,000,000 (approximately $1,031,000), which bears interest at a rate of 1% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms. Mei Ling Law and Mr. Kwok Leung Lee, directors of the Company.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $838,000), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

The credit facility with ICICI Bank at December 31, 2014 was the used credit amount of HK$0 (approximately $0), and it is changed from time to time.

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings with interest rate at 12% per annum, and the interest is required to pay monthly.

At December 31, 2014, the Company had aggregate banking facilities of $3,674,000 in which $86,374 is unused.

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.  OBLIGATION UNDER FINANCE LEASE

On February 20, 2013 the Company entered into a finance lease agreement with Wing Hang Bank Ltd to lease a motor vehicle. The lease has a term of 54 months expiring August 20, 2017 and provides for monthly lease payments of approximately $1,138 (HK$8,828).

As of December 31, 2014, the minimum remaining lease payments under this capital lease are as follows:

	December 31,	March 31,
	2014	2014
	(Unaudited)	(Audited)

Finance lease	$34,627	$43,767
Less : Current portion	$(12,578)	$(12,219)

Non-current portion	22,049	31,548

Years ending December 31:
2015	$13,657
2016	13,657
2017	9,104
Total finance lease obligation	36,418
Less: interest	(1,791)

Long-term portion of net minimum lease payments	$34,627

8.   AMOUNT DUE TO A DIRECTOR

As of December 31, 2014 and March 31, 2014, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment.

9.   INCOME TAXES

For the nine months ended December 31, 2014 and 2013, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Nine months ended December 31,
	2014	2013

Tax jurisdictions from:
- Local	$-	$-
- Foreign	71,553	(526,932)
Income (loss) before income taxes	71,553	(526,932)

Provision for income taxes consisted of the following:

	Nine months ended December 31,
	2014	2013

Current:
- Local	$-	$-
- Foreign	-	9,104

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$-	$9,104

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014
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

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the nine months ended December 31, 2014 and 2013, the Company incurred no operation in the United States of America. GDWP is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the nine months ended December 31, 2014 and 2013, GDI incurred no operation in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the nine months ended December 31, 2014 and 2013 are as follows:

	Nine months ended December 31,
	2014	2013

(Loss) income before income taxes	$71,553	$(526,932)
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	11,806	(86,944)

Tax loss (utilised) not recognized	(11,806)	86,944
Tax adjustment for prior year	-	9,104

Income tax expenses	$-	$9,104

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of December 31, 2014 and March 31, 2014, therefore no deferred tax assets or liabilities have been recognized.

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
FOR THE NINEMONTHS ENDED DECEMBER 31, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)

11.   SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Nine months ended December 31,
	2014	2013

Revenue, net:
~ The PRC (including Hong Kong)	$5,264,811	$4,026,621
~ Middle East	1,169,219	797,640
~ India	1,312,029	981,671
~ Europe	50,208	58,323
~ Others	383,693	613,238

Total	$8,179,960	$6,477,493

All of the Company’s long-lived assets are located in Hong Kong.

12.   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three and nine months ended December 31, 2014 and 2013, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Three months ended December 31, 2014		December 31, 2014
	Revenues	Percentage of revenues	Accounts receivable
Customer D	838,243	29%	297,197
Customer E	413,417	14%	289,194
Customer I	362,185	12%	235,982
Customer J	346,017	12%	306,573
Total	$1,959,862	67%	$1,128,946

	Nine months ended December 31, 2014		December 31, 2014
	Revenues	Percentage of revenues	Accounts receivable
Customer E	1,140,722	14%	289,194
Customer D	1,020,823	13%	297,197
Customer B (Vendor A)	1,000,634	12%	-
Total	$3,162,179	39%	$586,391

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended December 31, 2013		December 31, 2013
	Revenues	Percentage of revenues	Accounts receivable
Customer A	994,804	35%	1,442,986
Customer D	466,387	16%	159,563
Customer C	387,473	14%	146,520
Customer B (Vendor A)	307,195	11%	3,051,902
Total	$2,155,859	76%	$4,800,971

	Nine months ended December 31, 2013		December 31, 2013
	Revenues	Percentage of revenues	Accounts receivable
Customer A	2,636,124	41%	1,442,986
Customer B (Vendor A)	883,748	14%	3,051,902
Customer C	745,776	12%	146,520
Customer D	724,706	11%	159,563
Total	$4,990,354	78%	$4,800,971

(b)         Major vendors

For the three and nine months ended December 31, 2014 and 2013, the vendor who accounts for 10% or more of the Company's purchases and its outstanding accounts payable at year-end date, are presented as follows:

	Three months ended December 31, 2014		December 31, 2014
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$1,054,091	38%	$-
Vendor D	531,527	19%	115,873
Vendor J	269,020	10%	140,006
Total	$1,854,638	67%	$255,879

	Nine months ended December 31, 2014		December 31, 2014
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$2,102,476	30%	$-
Vendor D	1,226,016	17%	115,873
Total	$3,328,492	47%	$115,873

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014
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

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2014, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 7.

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

13.   COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through September 2016. Total rent expenses for the nine months ended December 31, 2014 and 2013 was $95,844 and $95,801, respectively.

As of December 31, 2014, the Company has the future minimum rental payments approximately $133,560 (HK$1,036,000) under various non-cancelable operating leases in the next two years, as follows:

Year ending December 31:
2015	$81,807
2016	51,753
Total	$133,560

GREEN DRAGON WOOD PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014
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

At December 31, 2014, in the opinion of Company management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

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

(c)         Contractual commitment

During the third quarter of 2014, the Company is committed to a series of 22 structured foreign exchange contracts with DBS bank to hedge the fluctuation between USD and RMB for a term of period from November 2013 to August 2015, monthly expiry. As of December 31, 2014, 14 contracts were fully executed and the remaining 8 contracts are outstanding. The Company expects no material contingent loss from these committed contracts in the next twelve months.

14.   SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2014 up through the date was the Company presented this condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2014 and 2013

The following table summarizes the results of our operations during the three months ended December 31, 2014 and 2013, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended December 31, 2014 to the three months ended December 31, 2013.

	Three Months Ended
	December 31,		Increase/	Increase/
	2014	2013	(Decrease)	(Decrease)

Revenue, net	$2,891,555	$2,874,932	$16,623	1%
Cost of Revenue	(2,484,773)	(2,722,131)	(237,358)	(9)%
Gross Profit	406,782	152,801	253,981	166%

General and Administrative Expenses	228,988	235,766	(6,778)	(3)%
Total Operating Expenses	228,988	235,766	(6,778)	(3)%
Income / (Loss) from Operations	177,794	(82,965)	260,759	314%
Other Income / (Expense)	11,657	(145,931)	157,588	14%
Income / (Loss) before Income Tax	189,451	(228,896)	418,347	183%
Income Tax Expense	-	-	-	-%
Net Income / (Loss)	$189,451	$(228,896)	$418,347	183%

Revenue

Revenue for the three months ended December 31, 2014 was $2,891,555, an increase of $16,623 or 1% from $2,874,932 for the comparable period in 2013. The increase was primarily attributable to shipments postponed from last quarter to this quarter.

Cost of revenue and gross profit

Cost of revenue for the three months ended December 31, 2014 was $2,484,773, a decrease of $237,358 or 9% from $2,722,131 for the comparable period in 2013. The decrease was primarily attributable to decrease in purchase cost.

Gross profit for the three months ended December 31, 2014 was $406,782, an increase of $253,981 or 166% from $152,801 for the comparable period in 2013. The increase was primarily attributable to increase of sales of high profit margin product.

General and Administrative

General and administrative expenses mainly consist of payroll, rental expenses, professional fee, bank charges and exchange gain or loss on foreign currency.

General and administrative expenses for the three months ended December 31, 2014 was $228,988, a decrease of $6,778 or 3% from $235,766 for the comparable period in 2013. The decrease was primarily attributable to gain on the exchange difference in the EURO.

Other Income/(Expense)

Other income for the three months ended December 31, 2014 was $11,657, an increase of $157,588 or 14% from other expense of $145,931 for the comparable period in 2013. The increase was due to a loss of $99,580 on disposal of life insurance was recorded in last year, and no such loss was recorded in this year.

Income / (Loss) before income tax

Income before income tax for the three months ended December 31, 2014 was $189,451, an increase of $418,347 or 183% compared to loss of $228,896 for the comparable year in 2013. The increase was due to a decrease of $237,358 in purchase cost and a loss of $99,580 on disposal of life insurance was recorded in last year, and no such loss was recorded in this year.

Net (loss) / income

Net income for the three months ended December 31, 2014 was $189,451, an increase in income of $418,347 or 183% from a loss of $228,896 for the comparable period in 2013. The increase in income was primarily to the increase of income before income tax discussed above.

Comparison of the Nine Months Ended December 31, 2014 and 2013

The following table summarizes the results of our operations during the nine months ended December 31, 2014 and 2013, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended December 31, 2014 to the nine months ended December 31, 2013.

	Nine Months Ended
	December 31,		Increase/	Increase/
	2014	2013	(Decrease)	(Decrease)

Revenue, net	$8,179,960	$6,477,493	$1,702,467	26%
Cost of Revenue	(7,372,316)	(6,131,034)	1,241,282	20%
Gross Profit	807,644	346,459	461,185	133%

General and Administrative Expenses	701,254	707,158	(5,904)	(1)%
Total Operating Expenses	701,254	707,158	(5,904)	(1)%
Income / (Loss) from Operations	106,390	(360,699)	467,089	129%
Other Expense	(34,837)	(166,233)	(131,396)	(79%)
Income / (Loss) before Income Tax	71,553	(526,932)	598,485	114%
Income Tax Expense	-	(9,104)	9,104	n/a
Net Income / (Loss)	$71,553	$(536,036)	$607,589	113%

Revenue

Revenue for the nine months ended December 31, 2014 was $8,179,960, an increase of $1,702,467 or 26% from $6,477,493 for the comparable period in 2013. This increase was primarily attributable to the result of our effort in broadening our customer base in China and India market.

Cost of revenue and gross profit

Cost of revenue for the nine months ended December 31, 2014 was $7,372,316, an increase of $1,241,282 or 20% from $6,131,034 for the comparable period in 2013. This increase was primarily attributable to the increase in sales.

Gross profit for the nine months ended December 31, 2014 was $807,644, an increase of $461,185 or 133% from $346,459 for the comparable period in 2013. This increase was primarily attributable to the increase in sales.

General and Administrative

General and administrative expenses for the nine months ended December 31, 2014 was $701,254, a decrease of $5,904 or 1% from $707,158 for the comparable period in 2013. This decrease was primarily attributable to cost saving.

Other Expense

Other expense for the nine months ended December 31, 2014 was $34,837, a decrease $131,396 or 79% from $166,233 for the comparable period in 2013. The decrease was due to a loss of $99,580 on disposal of life insurance was recorded in last year, and no such loss was recorded in this year.

Income / (Loss) before income tax

Income before income tax for the nine months ended December 31, 2014 was $71,553, an increase in income of $598,485 or 114% compared to loss of $526,932 for the comparable year in 2013. The increase in income was due primarily attributable to increase in sales.

Net income / (loss)

Net income for the nine months ended December 31, 2014 was $71,553, an increase in income of $607,589 or 113% from net income of $536,036 for the comparable period in 2013. The increase in income was primarily to the increase of income before income tax discussed above.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the nine months ended December 31, 2014 was $34,597 and increased to $44,863 at the end of the period, an increase of $10,266. The increase was primarily attributable to net cash provided by operating activities.

Net cash provided by / (used in) operating activities

Net cash provided by operating activities for the nine months ended December 31, 2014 was $24,180, an increase of $888,921 or 103% from cash used in operating activities of $864,741 for the comparable period in 2013. This increase was primarily attributable to a decrease of cash outflow to suppliers.

Net cash (used in) / provided by investing activities

Net cash used in investing activities was $7,688 and provided by $1,060,928 for the nine months ended December 31, 2014 and 2013, respectively. The decrease of $1,068,616 in net cash provided by investing activities was mainly attributable to cash inflow on the proceeds of disposal of available-for-sales securities was received in year 2013.

Net cash provided by / (used in) financing activities

Net cash provided by financing activities for the nine months ended December 31, 2014 was $519, a decrease of $484,553 or almost 100%, from cash used in financing activities of $484,034 for the comparable period in 2013.  The decrease in cash used in financing activities was primarily attributable to repayment of short term and long term bank loans in year 2013, and no such repayment in year 2014.

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

As of December 31, 2014 and March 31, 2014, the accounts receivable balance transferred from Customer A to Party B was $0 and $951,161, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of December 31, 2014
	Customer A	Party B
Accounts receivable	$858,916	$2,994,364
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	-	-
Accounts receivable, net	$858,916	$2,994,364

	As of March 31, 2014
	Customer A	Party B
Accounts receivable	$1,935,073	$2,889,446
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(951,161)	951,161
Accounts receivable, net	$983,912	$3,840,607

As of December 31, 2014 and March 31, 2014, the aging analysis of Party B is as follow:

	As of
	December 31, 2014	March 31, 2014
0-90 days	$416,105	$1,290,439
91-180 days	1,084,643	1,435,544
181-270 days	775,915	628,301
271-360 days	717,701	486,323
Over 360 days	-	-
Total	$2,994,364	$3,840,607

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,326,163 and $2,140,324 at December 31, 2014 and March 31, 2014, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of December 31, 2014, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of December 31, 2014, the Company has a revolving line of credit with DBS Bank (Hong Kong) Limited with an outstanding balance of $1,957,827, a revolving line of credit with Industrial and Commercial Bank of China (Asia) Limited with an outstanding balance of $993,934, a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $635,865, an outstanding balance of $0 with ICICI Bank Limited , and a trade financing payable to Tai Wah Timber Factory Limited in an aggregate of $853,305. The company requires additional fund if expand our business.

On February 4, 2013, the Company entered into a credit facility and financing agreement with the DBS Bank (Hong Kong) Limited (“DBS”) provides for borrowings up to HK$14,000,000 (approximately $1,805,000) for up to 120 days generally with interest at (i) 1% per annum below Prime Rate for Hong Kong Dollar bills and (ii) Standard Bills Rate quoted by DBS from time to time for foreign currency bills on the outstanding amount from drawdown until repayment in full as conclusively calculated by DBS.

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$8,000,000 (approximately $1,031,000), which bears interest at a rate of 1% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms. Mei Ling Law and Mr. Kwok Leung Lee, directors of the Company.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $838,000), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

The credit facility with ICICI Bank at December 31, 2014 was the used credit amount of HK$0 (approximately $0), and it is changed from time to time.

Financing Arrangement

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings with interest rate at 12% per annum, and the interest is required to pay monthly.

As of December 31, 2014 and March 31, 2014, the outstanding balance was $853,305 and $850,812, respectively.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2014 based on the material weaknesses defined below.

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

At December 31, 2014, in the opinion of Company management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: February 23, 2015	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer)