Form 10-K
period 2015-03-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2016-12-27
CIK 1417172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Registrant’s telephone number, including area code:  + (852) 2482-5168

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

☐    Yes           ☒    No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2014 was $858,000, which was computed by reference to the closing price of $0.24 on January 26, 2015.

As of June 30, 2015, there were 23,725,000 shares of common stock, par value $0.001 issued and outstanding. As of December 22, 2016 there are presently 23,725,000 shares of common stock, par value $0.001 issued and outstanding.

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

FORWARD LOOKING STATEMENTS

In this annual report, references to “Green Dragon,” “GDWP,” “the Company,” “we,” “our,” and “us” refer to Green Dragon Wood Products, Inc. and, unless the context otherwise implies, its wholly-owned subsidiaries, Green Dragon Industrial Inc. (“GDI”) and Green Dragon Wood Products Company Limited (“GDWPCL”).

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

GDI was incorporated as a limited liability company in the British Virgin Islands (“BVI”) on May 30, 2007, for the purpose of holding 100% equity interest in GDWPCL. On May 30, 2007, GDI entered into an exchange agreement with the equity owners of GDWPCL, whereby GDI transferred 37,500 shares of its common stock to the shareholders of GDWPCL in exchange for 5,000,000 ordinary shares of GDWPCL. Upon the completion of the share exchange, GDWPCL became a wholly-owned subsidiary of GDI.

The following diagram sets forth the current corporate structure of Green Dragon:

The Company, through its subsidiaries, mainly engages in the re-sale and trading of wood logs, wood lumber, wood veneer and other wood products in Hong Kong.

Neither GDWP nor GDI has any operations or plans to have any operations in the future other than acting as a holding company and management company for GDWPCL and raising capital for its operations. However, we reserve the right to change our operating plans regarding GDWP and GDI.

Our Business

Overview

Since inception, the Company has engaged in the import/export of various species of wood logs, veneers and lumber from the United States, Africa, Europe and Southern China. As a natural resource, wood is available in many different species and in anywhere in the world.  We spend time researching the various species that will best fit the needs of our customers and the availability of the raw wood. Different woods have different geographical, seasonal, and cutting season variables. The decisions we make regarding these three differences are crucial to our business.

Our business is comprised of trading raw material such as logs, lumber and veneer.   We collect information from our customers and their demands for specific wood products, then we will determine where the best sources are to obtain the needed wood products for our customers.  Since wood has historically been susceptible to trends in interior design, as a result, the species and type of wood will change from time to time, it is necessary for us to keep abreast of the current market trends in specific wood products.  As a result of the ever changing trend in demand for wood, identification of the right source of the demanded wood products by our customers, negotiation of prices and the terms of trade must be completed prior to the execution of any purchase.

The raw wood materials we import/export are used in furniture, molding, flooring, furnishings, doors, and musical instruments. We trade our products primarily to importers or distributors.

Principal Products

We import wood logs, lumber and veneer from various countries and regions, including the United States, Africa, Europe and Southern China. These imports are used in wood products such as furniture, flooring, wooden doors and musical instruments.  Currently we export approximately 40% of our products to several distributors in China, with the remaining 60% exported to approximately a dozen of customers located throughout the world, including India, Italy, South Korea, Vietnam and the Middle East.

Approximately 25% of the wood products we trade are various species of logs, 60% are veneer and 15% are lumber.

The sale of our logs and lumber represents approximately 55% of our total sales. The remaining 45% of our sales are in our veneer product line.  Although we import veneer from all parts of the world to China, they are primarily from North America, Africa and Europe.  We also export veneer produced in China to various regions including India, Europe, the Middle East and South Korea.

When we import our wood products, we always act as the principal in the transaction.  Prior to importing our wood logs and veneers, we receive a purchase order from our client.  We are occasionally required by suppliers to put up deposit or advance payment for some of the purchase of highly demanded species of logs. Most of our export sales are by Letter of Credit terms and Telegraphic Transfer basis from our clients.

Due to the special relationships that have been built by our President, Mr. Kwok Leung Lee, a client may, under special circumstances, be granted different terms. This is the exception to our policy.

When the cargo is shipped and payment is made, title and responsibility for the product transfer to the client. The client may insure his shipment with the carrier or not.  We will take the responsibility if the quality or shortage of volume becomes an issue. We will also take the claim to our suppliers.

Distribution of our Products

The primary delivery of our wood products is through our office location in Hong Kong. Shipping and delivery of our products to locations within geographical driving distance are via truck.  Products that are shipped internationally are shipped by containers via maritime vessels.

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

With our limited financial capacity, we are not able to offer a great variety of species of wood products or services such as open credit and warehouse facilities to make us stand above our competition, however we have chosen to refine and enhance the availability of the number of types of wood logs, lumber and veneers that fall within our capability to import/export.

Sources and Availability of Raw Materials

While there are many suppliers of logs, lumber and veneer, weather conditions can play a major role in availability. In times of heavy rain we find that there is limited availability. However, we try to import higher volume and encourage our customers to purchase more wood product in times of good weather.   At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.  Over the years we have developed good relationships with mutual trust among many of our customers and suppliers.

Since we are dealing with mostly a primary source of wood in log form in the forest, the supply of such raw material can be adversely affected by seasonal change such as winter, summer, dry and rainy season, as well as by government change of regulation such as ban on log exports. However, we are trying to tackle these risks exposures by engaging only sustainable forest sources. Our major suppliers include Westwood Logs BV which is located in the Netherlands and JAF Group which is located in Austria.

Customers

For this fiscal year we focus on three major customers, two in China and one in Middle East. While approximately 35% of our business is generated from these three distributors, these relationships are long-term and have become mutually beneficial. We have also expanded our business with India which is also in shortage of wood resource to meet its increasing demand.

Suppliers

We work with more than 30 different suppliers throughout the world.  We maintain a strong relationship with our suppliers and their trust and willingness to work with us has given us a competitive edge over other companies in our industry.

For the years ended March 31, 2015 and 2014, our principal suppliers, which accounted for 26% and 34% of our purchases from China and Europe respectively.

Research and Development

During the last two fiscal years no money was spent directly on research and development.

We have, however, spent more than $80,000 for our President and other personnel to inspect wood from different suppliers and develop new sourcing in Africa, Europe, New Zealand, and for business development in China and India.

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

Government Approval of Principal Products or Services

None of the wood products we import/export require specific governmental approval.  The current regulations in Hong Kong and the People’s Republic of China do not place a burden on us.  Permits may be obtained from our suppliers as needed.

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

The International Tropical Timber Agreement of 1994, signed by 58 countries, specifically governs the export of logs, sawn wood, veneer sheets and plywood.  The primary objectives of this Agreement were to provide a forum for consultation, international cooperation and policy development with regard to all relevant aspects of the world timber economy and to contribute to the process of sustainable development.

The International Tropical Timber Agreement of 1994 currently does not affect our import of wood logs and veneers. Government regulation may change in the future and could place a burden on us to conform with various government agencies in various countries. Should there be a change in government regulations, we will endeavor to remain in compliance at all times.

Environmental Regulation

As an import/export company we are not directly subject to any federal, state or local environmental laws and regulations. The companies that ship us the wood and veneer that we ship to our customers do have a duty to comply with any environmental impact rules and regulations pertaining to the wood products that we import/export.

Employees

As of March 31, 2015, we have 7 regular paid full-time employees. We currently have no key employees, other than Mr. Lee, our President and Chairman of the Board, and Ms. Law, a Director. Our employees are paid regular salaries for their employment with GDWPCL.

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

Most of our logs and lumber are sold to importers, however, for our export sales of veneer from China we are selling more to end uses who are factories producing the fancy plywood. Our profitability might be negatively affected if our present relationships with our key sales agents or customers were disrupted or became unstable.

We are dependent on the furniture and construction industries; lower than expected growth or a downturn in demand for our products in those industries could adversely affect our results of operations.

The sales of our products are dependent to a significant degree on the level of activity in the furniture manufacturing and construction industries. Because of the cyclical demand for our products, we may have short or long-term overcapacity.  A decreased demand for wood products may result in an inability to maximize our resources. Furthermore, it is possible that our expected growth in demand from companies in the furniture manufacturing and construction industries may not occur. The demand for such products can be adversely affected by several factors, including decreases in the level of new residential construction activity, which is subject to changes in economic conditions; increases in interest rates; decreases in population; and other factors. Additionally, weakness in the economies of countries in which we sell our products,  as well as any downturn or continuation of current downturns in these economies, are likely to have a material adverse effect on the construction, home building, and remodeling industries, as well as on the demand for furniture items manufactured by our third party mill with our wood logs, lumber and veneers.

Our dependence, to a large extent, on maritime transport may affect our ability to deliver products to our offshore markets.

We are highly dependent on maritime means to transport products to our offshore markets. Space on international maritime shipping vessels is limited and difficult to secure sometimes. We have at times experienced difficulty in arranging shipping to our export markets. We may not be able to secure in the future adequate container space on ships that deliver our products to our offshore markets. We have no control over established marine shipping routes and the present routes that transport ships use may not continue to be used by maritime transport services. Increases in fuel prices may also increase our shipping costs. In addition, the products we transport may not reach our markets in marketable condition. Moreover, strict security measures regarding maritime transport may be implemented in the future and may increase the cost of shipping our products. These challenges to the maritime transport of our products to our offshore markets could cause an adverse effect on our profitability.

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

We sell a large part of our products to China, and accordingly, the results of our operations and financial condition are sensitive to and dependent upon the level of economic activity in China. China's recent rates of gross domestic product growth may not continue in the future, and future developments in or affecting the Chinese economy could impair our ability to proceed with our business plan or materially adversely affect our business, financial condition, or results of operations.

We currently rely on two customers for a majority of our revenue.

We currently rely on 2 customers for approximately 34% and 60% of our revenue for the fiscal year ended March 31, 2015 and 2014, respectively.  Any disruption in the relationships between us and these clients would adversely affect our business.  In the event of any disruption and loss of business from one or both of these clients, purchasers of our stock would be at risk to lose most or all of their investment.

GDWPCL’s failure to compete effectively may adversely affect our ability to generate revenue.

Through GDWPCL, we compete in a highly developed market with companies that have significantly greater experience and history in our industry. If we do not compete effectively, we could lose market share and experience falling prices, adversely affecting our financial results. Our competitors will expand in the key markets and implement new technologies making them more competitive. There is also the possibility that competitors will be able to offer additional products, services, lower prices, or other incentives that we cannot or will not. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

We may not be able to effectively control and manage the growth of GDWPCL.

If GDWPCL’s business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. An expansion would increase demands on existing management, workforce and facilities. Failure to satisfy such increased demands and administrative inefficiencies could interrupt or adversely affect our operations and cause delay in delivery of our wood products.

We may require additional financing in the future and a failure to obtain such required financing will inhibit our ability to grow.

The continued growth of our business requires additional funding, unfortunately we have not any success in the private placement to raise the fund we needed to expand our business and therefore our business growth will be somewhat affected in this regards but we will try our outmost to overcome the shortage of funding by trying to streamline our cash flow management.

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

We are constantly striving to improve our internal control over financial reporting. We expect to continue to improve our internal accounting control for budgeting, forecasting, managing and allocating our funds and to better account for them as we grow. There is no guarantee that such improvements will be adequate or successful or that such improvements will be carried out on a timely basis .

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

Due to our significant business in Southern China, our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. The PRC has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, through regulation and state ownership. Our ability to operate in the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

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

Our principal business location is at Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong.  We own our furniture, computers, ancillary equipment, and office supplies. We occupy approximately 1,296 square feet under a two-year lease, expiring in February 2017 that costs $32,400 Hong Kong dollars or approximately $4,181 USD per month.  At the present time we do not have a showroom for our customers.

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

Item 3 .	Legal Proceedings.

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

On March 17, 2014, Paul Stamper (“Plaintiff”) filed a complaint (the “Complaint”) against, among other parties, GDWPCL, in the Hendricks Superior Court located in Hendricks County in the State of Indiana, Case No. 32D05-1403-MI-70, seeking, among other things, enforcement of a judgment entered into against all defendants on December 8, 2011 in Wabash County Circuit Court, Case No. 85C01-1112-MI-1013, in the aggregate principal amount of $42,697.14 plus interest and costs (the “Judgment”).   The Company, its officers and directors deny the material allegations of the Complaint since the Company does not conduct business in the State of Indiana and intend to vigorously defend itself in this action.  As of March 31, 2015, in the opinion of Company management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

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

As of June 30, 2015, we had approximately 33 shareholders of record of our common stock, including the shares held in street name by brokerage firms. And as of December 22, 2016, we had approximately 34 shareholders of record of our common stock, including the shares held in street name by brokerage firms

Penny Stock Regulations

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

Dividends

Cash dividends have not been paid during the fiscal years ended March 31, 2015 and 2014. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended March 31, 2015.

Equity Compensation Plan Information

The table set forth below provides information as of March 31, 2015 with respect to shares of common stock that may be issued under the Company’s existing equity plans. For additional information, see “Item 11 – Executive Compensation”.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights in US Dollars	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,525,000	-	475,000
Equity compensation plans not approved by security holders	-	-	-
Total	3,525,000	$-	475,000

Issuer Purchases of Equity Securities.

None.

Item 6 .	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of consolidated our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For the Year Ended March 31, 2015 as Compared to the Year Ended March 31, 2014

The following table summarizes the results of our operations during the years ended March 31, 2015 and 2014, and provides information regarding the dollar and percentage increase or (decrease) from the year ended March 31, 2015 to the year ended March 31, 2014.

	Year Ended
	March 31,		$Increase/	%Increase/
	2015	2014	(Decrease)	(Decrease)

Revenue, net	$10,451,225	$9,296,384	$1,154,841	12%
Cost of Revenue	(9,540,987)	(8,586,820)	954,167	11%
Gross Profit	910,238	709,564	200,674	28%

General and Administrative Expenses	977,808	923,799	54,009	6%
Total Operating Expenses	977,808	923,799	54,009	6%
Loss from Operations	(67,570)	(214,235)	146,665	(68)%
Other Income / (Expense)	4,885	(196,012)	200,897	(102)%
Loss before Income Tax	(62,685)	(410,247)	347,562	(85)%
Income Tax Expense	-	(9,104)	9,104	(100)%
Net Loss	$(62,685)	$(419,351)	$356,666	(85)%

Revenue

Revenue for the year ended March 31, 2015 was $10,451,225, an increase of $1,154,841 or 12% from $9,296,384 for the comparable period in 2014. This increase was primarily attributable to the increase of European logs trading to China.

Cost of revenue and gross profit

Cost of revenue for the year ended March 31, 2015 was $9,540,987, an increase of $954,167 or 11% from $8,586,820 for the comparable period in 2014. This increase was primarily attributable to an increase in sales of European logs.

Gross profit for the year ended March 31, 2015 was $910,238, an increase of $200,674 or 28% from $709,564 for the comparable period in 2014. This increase was primarily attributable to an increase in revenue. The gross profit margin for the year ended March 31, 2015 increased to 8.7% from 7.6% for the comparable period in 2014. The increase was primarily attributable to increase in sales of higher profit margin products such as more special veneer sales like ebony, walnut to India.

General and Administrative

General and administrative expenses for the year ended March 31, 2015 was $977,808, an increase of $54,009 or 6% from $923,799 for the comparable period in 2014. This increase was primarily attributable to increase of marketing development fee of $44,100.

Other Income/(Expense)

Other income for the year ended March 31, 2015 was $4,885, an increase $200,897 in other income or around 18 times from other expense of $196,012 for the comparable period in 2014. The increase in income was primarily attributable to gain in foreign exchange currency.

Loss before income tax

Loss before income tax for the year ended March 31, 2015 was $62,685, a decrease in loss of $347,562 or around 85% from $410,247 for the comparable year in 2014. The decrease in loss was due to an increase in sales to cover the general and administrative expenses.

Net loss

Net loss for the year ended March 31, 2015 was $62,685, a decrease in loss of $356,666 or around 85% from loss of $419,351 for the comparable period in 2014. This decrease loss was due primarily to the increase from other income.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the year ended March 31, 2015 was $101,506, an increase of $66,909 or 2 times compared of $34,597 for the comparable year in 2014. The increase was primarily attributable to increase in accrued liabilities and other payables.

Net cash provided by / (used in) operating activities

Net cash provided by operating activities for the year ended 31, 2015 was $88,613, an increase in cash inflow of $1,572,646 set off by cash used in operating activities of $1,484,033 for the comparable period in 2014.  The increase was primarily attributable a decrease in cash outflow of $705,246 in accounts receivable and $621,673 in accounts payable.

Net cash (used in) / provided by investing activities

Net cash outflow used in investing activities was $7,752 and inflow provided by investing activities was $1,060,928 for the year ended March 31, 2015 and 2014, respectively. The decrease was primarily attributable to $393,362 in proceeds from the disposal of available-for-sales securities and $667,630 in proceeds from the surrender of key man life insurance.

Net cash (used in) /provided by financing activities

Net cash used in financing activities for the year ended March 31, 2015 was $4,260, a decrease in cash outflow of $107,300 or 104% from cash provided by financing activities of $103,040 for the comparable period in 2014.  The decrease in cash used in financing activities was primarily attributable to change in restricted cash.

Non-cash transaction

In March 2010, the Company entered into a tri-partite settlement arrangement among two major customers, Customer A and Party B. Under such arrangement, Customer A agreed to transfer its accounts receivable balance to Party B and Party B agreed to receive such accounts receivable balance from Customer A, on behalf of the Company, to offset against its trade payable due to the Company.

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

We have developed a prolonged business relationship with Party B in the sale and purchase of wood veneer and related products over 10 years. In the normal course of business, Party B is acting as a “customer” or a “vendor”, who generally sells and buys different types of wood products to and from us on an arm-length basis. These sale and purchases transactions are independent.

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

As of March 31, 2015 and 2014, the accounts receivable balance transferred from Customer A to Party B was $ 0 and $951,161, respectively. The accounts receivable balances of Customer A and Party B under the tri-partite settlement arrangement is presented as follows:

	As of March 31, 2015
	Customer A	Party B
Accounts receivable	$-	$4,550,193
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	-	-
Accounts receivable, net	$-	$4,550,193

	As of March 31, 2014
	Customer A	Party B
Accounts receivable	$1,935,073	$2,889,446
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(951,161)	951,161
Accounts receivable, net	$983,912	$3,840,607

As of March 31, 2015 and 2014, the aging analysis of Party B is as follow:

	As of
	March 31, 2015	March 31, 2014
0-90 days	$1,795,859	$1,290,439
91-180 days	808,197	1,435,544
181-270 days	804,581	628,301
271-360 days	776,095	486,323
Over 360 days	365,461	-
Total	$4,550,193	$3,840,607

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,231,365 and $2,140,324 at March 31, 2015 and 2014, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of March 31, 2015, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of March 31, 2015, the Company has a revolving line of credit with DBS Bank (Hong Kong) Limited with an outstanding balance of $2,164,025, a revolving line of credit with Industrial and Commercial Bank of China (Asia) Limited with an outstanding balance of $955,992, a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $649,730, an outstanding balance of $0 with ICICI Bank Limited , and a trade financing payable to Tai Wah Timber Factory Limited in an aggregate of $876,714. We will require additional fund if we were to expand our business.

Bank Credit Facilities

On February 4, 2013, the Company entered into a credit facility and financing agreement with the DBS Bank (Hong Kong) Limited (“DBS”) provides for borrowings up to HK$15,000,000 (approximately $1,930,000) for up to 120 days generally with interest at (i) 1% per annum below Prime Rate for Hong Kong Dollar bills and (ii) Standard Bills Rate quoted by DBS from time to time for foreign currency bills on the outstanding amount from drawdown until repayment in full as conclusively calculated by DBS.

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$8,000,000 (approximately $1,032,000), which bears interest at a rate of 1% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms. Mei Ling Law and Mr. Kwok Leung Lee, directors and in the case of Mr. Lee, President of the Company.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $838,000), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, President and director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

The credit facility with ICICI Bank at March 31, 2015 was the used credit amount of HK$0 (approximately $0), and it is change from time to time.

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

As of March 31, 2015 and 2014, the outstanding balance was $876,714 and $850,812.

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

Our accounts receivable balance as at March 31, 2015 is $5,607,509.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw from the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

Off-Balance Sheet Arrangements

On April 29, 2014, the Company entered into a $4.0 million credit facility, it is a back to back LC line. The Company shall, at all times, maintain a cash margin equivalent to 5% of the amount of the facility utilized with the Bank in the form of a fixed deposit. The facility is secured by assignment of receivable under the Parent LC opened in favor of the Customer from time to time to the bank. The Company paid a one-off $15,000 bank processing fee.

Item 7A .	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8 .	Financial Statements and Supplementary Data.

Our audited consolidated financial statements for the fiscal years ended March 31, 2015 and 2014, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Green Dragon Wood Products, Inc.

We have audited the accompanying consolidated balance sheets of Green Dragon Wood Products, Inc. and its subsidiaries (“the Company”) as of March 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the years ended March 31, 2015 and 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated  financial statements  referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014 and the results of operations and cash flows for the years then ended and in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

December 27, 2016

Green Dragon Wood Products, Inc.

Consolidated Balance Sheets

As of March 31, 2015 and 2014

(Currency expressed in United States Dollars ("US$"), except for number of shares)

	March 31,	March 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$101,506	$34,597
Restricted cash	403,924	395,893
Accounts receivable, net	5,607,509	6,202,445
Income tax recoverable	-	26,789
Amount due from a director	172,430	-
Prepayments, deposits and other receivables	1,834,268	1,171,399
TOTAL CURRENT ASSETS	8,119,637	7,831,123

Non-current assets:
Plant and equipment, net	24,623	34,101

TOTAL ASSETS	$8,144,260	$7,865,224

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Revolving lines of credit	$4,646,461	$4,441,711
Accounts payable, trade	518,776	655,782
Accrued liabilities and other payables	710,332	564,769
Amount due to a director	-	16,318
Obligation under finance lease	12,703	12,219
TOTAL CURRENT LIABILITIES	5,888,272	5,690,799

NON-CURRENT LIABILITIES
Obligation under finance lease	18,833	31,548

TOTAL LIABILITIES	5,907,105	5,722,347

See accompanying notes to consolidated financial statements.

Green Dragon Wood Products, Inc.

Consolidated Balance Sheets

As of March 31, 2015 and 2014

(Currency expressed in United States Dollars ("US$"), except for number of shares)

	March 31,	March 31,
	2015	2014

STOCKHOLDERS' EQUITY
Preferred stock , $0.001 par value; 50,000,000 preferred shares authorized; Series A Convertible Preferred stock, 2,000,000 shares issued and outstanding, respectively.	2,000	2,000
Common stock, $0.001 par value; 450,000,000 shares authorized; 23,725,000 shares and 20,200,000 shares issued and outstanding, respectively	23,725	23,725
Additional paid-in capital	1,236,400	1,236,400
Subscription receivable	(100,000)	(100,000)
Deferred stock-based compensation	(139,725)	(306,392)
Retained earnings	1,231,219	1,293,904
Accumulated other comprehensive loss	(16,464)	(6,760)
TOTAL STOCKHOLDERS' EQUITY	2,237,155	2,142,877

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,144,260	$7,865,224

See accompanying notes to consolidated financial statements.

Green Dragon Wood Products, Inc.

Consolidated Statements of Operations and Comprehensive Income

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

(Currency expressed in United States Dollars ("US$"), except for number of shares)

	Years ended March 31,
	2015	2014

Revenues, net	$10,451,225	$9,296,384

Cost of revenue	(9,540,987)	(8,586,820)

Gross profit	910,238	709,564

General and administrative expenses	977,808	923,799

Total operating expenses	977,808	923,799

LOSS FROM OPERATIONS	(67,570)	(214,235)

Other income (expense):
Foreign exchange gain, net	46,947	13,103
Loss on surrender of life insurance	-	(99,580)
Interest income	1,561	18,248
Interest expense	(234,816)	(222,251)
Gain on sale of marketable securities	-	84,704
Other income	191,193	9,764

LOSS BEFORE INCOME TAXES	(62,685)	(410,247)

Income tax expense	-	(9,104)

NET LOSS	(62,685)	(419,351)

Other comprehensive income (loss):
- Reclassification adjustment for disposal of available-for-sales securities	-	(52,363)
- Foreign currency translation adjustment	(9,704)	(5,799)

COMPREHENSIVE LOSS	$(72,389)	$(477,513)

Net loss per share - Basic and diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding during the year - Basic and diluted	23,725,000	23,319,384

See accompanying notes to consolidated financial statements.

Green Dragon Wood Products, Inc.

Consolidated Statements of Stockholders' Equity

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

(Currency expressed in United States Dollars ("US$"), except for number of shares)

	Preferred stock		Common stock		Additional paid	Subscription	Deferred stock-based	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	in capital	receivable	compensation	earnings	(loss) / income	equity

Balance as of March 31, 2013	2,000,000	$2,000	20,200,000	$20,200	$1,222,300	$(100,000)	$(473,059)	$1,713,255	$51,402	$2,436,098

Amortization of deferred stock-based compensation	-	-	-	-	-	-	166,667	-	-	166,667

Equity Settled – Share based Payment	-	-	3,525,000	3,525	14,100	-	-	-	-	17,625

Disposal on available-for-sales securities	-	-	-	-	-	-	-	-	(52,363)	(52,363)

Net loss for the year	-	-	-	-	-	-	-	(419,351)	-	(419,351)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(5,799)	(5,799)

Balance as of March 31, 2014	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(306,392)	$1,293,904	$(6,760)	$2,142,877

Amortization of deferred stock-based compensation	-	-	-	-	-	-	166,667	-	-	166,667

Net loss for the 12 months ended March 31, 2015	-	-	-	-	-	-	-	(62,685)	-	(62,685)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(9,704)	(9,704)

Balance as of March 31, 2015	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(139,725)	$1,231,219	$(16,464)	$2,237,155

See accompanying notes to consolidated financial statements.

Green Dragon Wood Products, Inc.

Consolidated Statements of Cash Flows

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

(Currency expressed in United States Dollars ("US$"), except for number of shares)

	Years ended 31,
	2015	2014
Cash flow from operating activities:
Net loss	$(62,685)	$(419,351)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	17,218	17,028
Stock-based compensation	166,667	184,292
Net gain arising on changes in fair value of life insurance	-	(49,078)
Gain on sale of marketable securities	-	(84,704)
Changes in operating assets and liabilities:
Accounts receivable	594,936	(110,310)
Prepayments, deposits and other receivables	(662,869)	(321,951)
Income tax recoverable	26,789	97,184
Accounts payable, trade	(137,006)	(758,679)
Prepaid life insurance	-	99,580
Accrued liabilities and other payables	145,563	(43,847)
Income tax payable	-	(94,197)

Net cash provided by (used in) operating activities	88,613	(1,484,033)

Cash flows from investing activities:
Proceeds from surrender of life insurance	-	667,630
Purchase of plant and equipment	(7,752)	(64)
Proceeds from sale of marketable securities	-	393,362

Net cash (used in) provided by investing activities	(7,752)	1,060,928

Cash flows from financing activities:
Proceeds from revolving lines of credit	204,750	559,403
Change in restricted cash	(8,031)	514,048
Repayment of long-term insurance policy loan	-	(379,057)
Repayment of finance lease	(12,231)	(11,649)
Repayment of short-term bank loan	-	(257,620)
Repayment of long-term bank loans	-	(309,144)
Advance to a director	(188,748)	(12,941)

Net cash (used in) provided by financing activities	(4,260)	103,040

Effect of exchange rate changes on cash and cash equivalents	(9,692)	12,333

Net change in cash and cash equivalents	66,909	(307,732)
Cash and cash equivalents, beginning of year	34,597	342,329
Cash and cash equivalents, end of year	$101,506	$34,597

Green Dragon Wood Products, Inc.

Consolidated Statements of Cash Flows

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

 (Currency expressed in United States Dollars ("US$"), except for number of shares)

	Years ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Interest paid	$234,816	$222,251
Income tax paid	$-	$6,081
Non-cash financing activities:
Issuance of common stock for subscription receivable	$-	$17,625

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

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

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Restricted cash

As of March 31, 2015 and 2014, the Company maintained minimum cash balances of $403,924 and $395,893 in a pledged deposit account as collateral for the revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

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

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of March 31, 2015 and 2014.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

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

Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $542,329 and $275,837 for the years ended March 31, 2015 and 2014, respectively, which are recorded in cost of revenue.

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

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for years ended March 31, 2015 and 2014:

	March 31,
	2015	2014
Year-end HK$: US$1 exchange rate	7.7550	7.7519
Annual average HK$: US$1 exchange rate	7.7545	7.7580

•	Related parties

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

ASC Topic 280, “ Segment Reporting ” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the years ended March 31, 2015 and 2014, the Company operates one reportable business segment in Hong Kong.

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

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers , which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern , which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The new standard applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. Early application is permitted. We are evaluating the effect ASU 2014-15 will have on our consolidated financial statements and disclosures and have not yet determined the effect of the standard on our ongoing financial reporting at this time.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

3.   ACCOUNTS RECEIVABLE, NET

	March 31, 2015	March 31, 2014

Accounts receivable, trade	$5,610,224	$6,205,160
Less: allowances for doubtful accounts	(2,715)	(2,715)
Accounts receivable, net	$5,607,509	$6,202,445

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the years ended March 31, 2015 and 2014, no provision for doubtful accounts charged to operations.

4.     PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	March 31,	March 31,
	2015	2014

Purchase deposits to vendors and prepayment	$1,436,365	$901,824
Rental and utilities deposits	30,690	27,945
Other receivables	367,213	241,630
Total	$1,834,268	$1,171,399

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

5.   PLANT AND EQUIPMENT

Plant and equipment consisted of:

	March 31,	March 31,
	2015	2014

Computer equipment	$76,487	$68,907
Leasehold improvement	26,610	26,621
Motor vehicle	50,000	50,020
Office equipment	12,801	12,993
	165,898	158,541
Less: accumulated depreciation	(141,275)	(124,440)
	$24,623	$34,101

Depreciation expense for the years ended March 31, 2015 and 2014 was $17,218 and $17,028, respectively.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.   REVOLVING LINES OF CREDIT

Revolving lines of credit consist of:

	March 31,	March 31,
	2015	2014

Payable to financial institutions in Hong Kong:
DBS Bank (Hong Kong) Limited	$2,164,025	$1,810,274
Industrial and Commercial Bank of China (Asia) Limited	955,992	875,188
Shanghai Commercial Bank Limited	649,730	650,023
ICICI Bank Limited	-	255,414
	3,769,747	3,590,899
Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	876,714	850,812

Total	$4,646,461	$4,441,711

On February 4, 2013, the Company entered into a credit facility and financing agreement with the DBS Bank (Hong Kong) Limited (“DBS”) provides for borrowings up to HK$15,000,000 (approximately $1,930,000) for up to 120 days generally with interest at (i) 1% per annum below Prime Rate for Hong Kong Dollar bills and (ii) Standard Bills Rate quoted by DBS from time to time for foreign currency bills on the outstanding amount from drawdown until repayment in full as conclusively calculated by DBS.

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

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$6,500,000 (approximately $838,000), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. The Company also is required to maintain a minimum cash deposit not less than $264,500 that is considered restricted as compensating balances to the extent the Company borrows against this line of credit. In addition, the Company is subject to the settlement of accounts due and payable to the restricted vendors under the line of credit at the bank’s discretion. The line will be extended or renewed on a regular basis at the option of the bank.

The Company terminated the credit line with HSBC in October 2013 after fully paid the bank loans.

As of March 31, 2015, the Company had aggregate banking facilities of $3,769,747 in which $34,249 is unused.

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

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.  OBLIGATION UNDER FINANCE LEASE

On February 20, 2013 the Company entered into a finance lease agreement with Wing Hang Bank Ltd to lease a motor vehicle. The lease has a term of 54 months expiring August 20, 2017 and provides for monthly lease payments of approximately $1,139 (HK$8,828).

	March 31,	March 31,
	2015	2014

Finance lease	$31,536	$43,767
Less: current portion	(12,703)	(12,219)

Non-current portion	$18,833	$31,548

As of March 31, 2015, the outstanding remaining lease payments under this finance lease are as follows:

Years ending March 31:
2016	13,660
2017	13,660
2018	5,692
Total finance lease obligation	33,012
Less: interest	(1,476)

Present value of minimum obligation	$31,536

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

8.   AMOUNT DUE TO A DIRECTOR

As of March 31, 2015 and 2014, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment. Imputed interest is not significant.

9.   INCOME TAXES

For the years ended March 31, 2015 and 2014, the local (United States) and foreign components of income before income taxes were comprised of the following:

	March 31,
	2015	2014

Tax jurisdictions from:
- Local	$-	$-
- Foreign	(62,685)	(410,247)
Loss before income taxes	(62,685)	(410,247)

Provision for income taxes consisted of the following:

	March 31,
	2015	2014

- Local	$-	$-
- Foreign	-	9,104

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$-	$9,104

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America, BVI and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the years ended March 31, 2015 and 2014, the Company incurred no operation in the United States of America. GDWP is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007 and has not concluded all U.S. federal income tax matters for the years through fiscal 2014, with remaining fiscal years subject to income tax examination by federal tax authorities. The Company has not completed filings of these delinquent returns. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the years ended March 31, 2015 and 2014.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the years ended March 31, 2015 and 2014, GDI incurred no operation in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the years ended March 31, 2015 and 2014 are as follows:

	Years ended March 31,
	2015	2014

Loss before income taxes	$(62,685)	$(410,247)
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	(10,343)	(67,691)

Tax loss not recognized	10,343	67,691
Tax adjustment for prior year	-	9,104

Income tax expenses	$-	$9,104

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of March 31, 2015 and 2014, therefore no deferred tax assets or liabilities have been recognized.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

10.   STOCKHOLDERS’ EQUITY

During the year ended March 31, 2015, the Company has the following stock transactions:

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

For the year ended March 31, 2015 and 2014, the Company recorded $166,667 and $166,667 amortization of deferred compensation over its service period of 3 years, respectively. As of March 31, 2015, the deferred compensation was $139,725 to be amortized, on a straight-line basis over its service period.

As of March 31, 2015 and 2014, the Company had a total of 2,000,000 shares of its preferred stock issued and outstanding.

(b)	Common Stock

As of March 31, 2015 and 2014, the Company had a total of 23,725,000 and 23,725,000 shares of its common stock issued and outstanding.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

11.   SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Years ended March 31,
	2015	2014

Revenue, net:
~ The PRC (China)	$6,857,746	$5,929,696
~ Middle East	1,205,600	797,640
~ India	1,623,415	1,602,235
~ Asia (excluding China)	568,370	778,194
~ Others	196,094	188,619

Total	$10,451,225	$9,296,384

All of the Company’s long-lived assets are located in Hong Kong.

12.   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the years ended March 31, 2015 and 2014, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Year ended March 31, 2015		March 31, 2015
	Revenues	Percentage of revenues	Accounts receivable
Customer E	$1,329,156	13%	$112,719
Customer B (Vendor A)	1,132,073	11%	4,550,194
Customer D	$1,022,939	10%	$2,714
Total	$3,484,168	34%	$4,665,627

	Year ended March 31, 2014		March 31, 2014
	Revenues	Percentage of revenues	Accounts receivable
Customer A	$3,016,241	32%	$983,912
Customer B (Vendor A)	1,630,455	18%	3,840,609
Customer C	$939,037	10%	$2,532
Total	$5,585,733	60%	$4,827,053

All of the Company’s major customers are not located in Hong Kong, due to expansion into more European logs trading for yearend 2015, we have developed a new client in China for the European logs such as white oak, beech, some red oak and ash. We have also successfully diversified our customers base especially to India for veneer export and reduced our dependence on a single customer in China which has accounted for 32% of our sales in 2014. We have also increase our sales to Middle east in 2015 compared to 2014 by 51%.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)         Major vendors

For the years ended March 31, 2015 and 2014, the vendor who accounts for 10% or more of the Company's purchases and its outstanding accounts payable at year-end date, are presented as follows:

	Year ended March 31, 2015		March 31, 2015
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$2,329,708	26%	$-
Vendor H	1,544,386	17%	-
Total	$3,874,094	43%	$-

	Year ended March 31, 2014		March 31, 2014
	Purchases	Percentage of purchases	Accounts payable

Vendor A (Customer B)	$2,845,095	34%	$-
Vendor D	1,043,602	13%	-
Vendor B	953,577	11%	96,668
Total	$4,842,274	58%	$96,668

All of the Company’s major vendors are not located in Hong Kong. Due to increasing demand of European logs from China, we have managed to secure logs supply from a few suppliers located in Europe but we worked very closely with one European supplier who is specialized in white oak, beech and ash supply in the region of Germany, France and Belgium with favorable prices and terms.

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

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2015, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 6, 7 and 8.

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

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

13.   COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2017. Total rent expenses for the years ended 31, 2015 and 2014 were $130,819 and $127,734, respectively.

As of March 31, 2015, the Company has the future minimum rental payments approximately $220,298 (HK$1,708,000) under various non-cancelable operating leases in the next two years, as follows:

Year ending March 31:
2016	$137,810
2017	82,488
Total	$220,298

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

On April 9, 2009, Mr. Lee and GDWPCL filed a Defense and Counterclaim. GDWPCL asserted a breach of contract claim against CCGL, alleging that CCGL failed to fulfill its obligations pursuant to the CCGL agreement to effect the listing of GDWP through a reverse merger by the use of a company that was listed on the Pink Sheets. Mr. Lee additionally asserted a breach of contract claim against Mr. Yip for the Stock Purchase Agreement dated March 31, 2007, for failing to deliver a shell company, Tabatha V, Inc., that was listed on the Pink Sheets, which, pursuant to the Stock Purchase Agreement, was to be purchased by Mr. Lee. Both Mr. Lee and GDWPCL also claimed damages for fraudulent misrepresentation related to the failure to deliver the Pink Sheet shell company. On May 22, 2009, Mr.Yip and CCGL replied to the counterclaim.

On January 26, 2011, the High Court of the Hong Kong Special Administrative Region granted leave to Mr. Yip and CCGL to set the case down for a 7-day trial. The trial occurred in October 2013 .

On June 30, 2015, the High Court of the Hong Kong Special Administrative Region dismissed the claim of Mr. Yip and CCGL and allowed Mr. Lee and GDWPCL’s counterclaim by granting an award of US$350,000 with interest and legal costs.

On March 17, 2014, Paul Stamper (“Plaintiff”) filed a complaint (the “Complaint”) against, among other parties, GDWPCL, in the Hendricks Superior Court located in Hendricks County in the State of Indiana, Case No. 32D05-1403-MI-70, seeking, among other things, enforcement of a judgment entered into against all defendants on December 8, 2011 in Wabash County Circuit Court, Case No. 85C01-1112-MI-1013, in the aggregate principal amount of $42,697.14 plus interest and costs  (the “Judgment”).   The Company, its officers and directors deny the material allegations of the Complaint since the Company does not conduct business in the State of Indiana and intend to vigorously defend itself in this action.  As of March 31, 2015, in the opinion of Company management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

Other than as disclosed above, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

14.   SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2015 up through the date was the Company presented this consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A .	Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2015, based on the material weaknesses defined below.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of March 31, 2015 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2015.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2015:

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

MANAGEMENT’S REMEDIATION PLAN

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US  GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	The Company is currently looking for an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to assist it with the preparation and review of its financial statements. The Company is committed to establishing procedures and utilizing experienced individuals with professional supervision to properly segregate duties, prepare and approve the consolidated financial statements and footnote disclosures in accordance with US GAAP.

•	The Board of Directors will be more actively involved in providing additional oversight of the Company’s internal controls, formal review of our financial statements, and more detailed review of the periodic reports we anticipate filing with the SEC.

•	The Company has initiated efforts to ensure our employees understand the importance of internal controls and compliance with corporate policies and procedures.

•	The Company has retained third party specialists to assist us in the design, implementation and testing of our internal controls as necessary.

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

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•	Been found by a court of competent jurisdiction (in a civil action), the SEC, the Commodities Futures Trading Commission, or any self-regulatory organization or equivalent exchange, association, entity or organization that has disciplinary authority over the Company or the executive officer/director to have violated a federal or state securities or commodities law, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, and the judgment or administrative order has not been reversed, suspended or vacated.

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

The board held 4 meetings during the fiscal year of 2015.  These meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 100 % of the total number of meetings of the board during the year. Our non-management directors did not meet in executive session during the fiscal year of 2015.

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

Board Leadership and Risk Oversight

Our President also serves as Chairman of the Board. The Board believes that the Company’s President is best situated to serve as Chairman of the Board because he is the director most familiar with our business and industry and the director most capable of identifying strategic priorities and executing our business strategy. In addition, having one person serve as both Chairman and President eliminates potential for confusion and provides clear leadership for the Company, with a single person setting the tone and managing our operations. The Board oversees specific risks, including, but not limited to:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing annually the independence and quality control procedures of the independent auditors;

•	reviewing, approving, and overseeing risks arising from proposed related party transactions;

•	discussing the annual audited financial statements with the management;

•	meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

•	monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Nominating Procedures

During the fiscal year ended March 31, 2015, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended March 31, 2015, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.	Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our President, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years March 31, 2015 and 2014.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Kwok Leung Lee,	2015	63,705	-0-	166,667	-0-	-0-	-0-	79,351	309,723
President and Director	2014	63,696	-0-	166,667	-0-	-0-	-0-	77,618	307,981

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

Compensation of Directors

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2015 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Mei Ling Law	$13,927	$0	$13,927

Outstanding Equity Awards at Fiscal Year-End

None.

Pension and Retirement Plans

The Company’s subsidiary participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of approximately $3,224 (equivalent to HK$25,000). The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan. The assets of the schemes are controlled by trustees and held separately from those of the Company. The total contributions made for MPF Scheme were $10,637 and $9,602 for the years ended March 31, 2015 and 2014, respectively.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our President and (iv) all executive officers and directors as a group as of March 31, 2015.

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

In determining the percent of common stock owned by a person or entity on March 31, 2015, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on March 31, 2015 and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

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

To the best of our knowledge there are no transactions in our fiscal year ended March 31, 2015 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

The credit facility with DBS Bank (Hong Kong) Limited (“DBS”) provides for borrowings up to HK$15,000,000 (approximately $1,930,000) for up to 120 days generally with interest at (i) 1% per annum below Prime Rate for Hong Kong Dollar bills and (ii) Standard Bills Rate quoted by DBS from time to time for foreign currency bills on the outstanding amount from drawdown until repayment in full as conclusively calculated by DBS. This credit facility with DBS Bank is personally guaranteed by Mr. Lee, director of the Company.

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

As of March 31, 2015 and 2014, Mr. Lee, our President and Chairman, loaned to the Company as short-term financing for totaling $0 and $16,318, respectively. The amounts owned are unsecured, interest-free with no fixed terms of repayment.

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

Audit Fee

The Company incurred, in the aggregate, approximately $50,000 and $53,000 for professional services rendered by its independent registered public accounting firm for the audit of the Company’s annual financial statements for the years ended March 31, 2015 and 2014, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during these fiscal years.

Audit-Related Fees

The Company did not incur any fees from its independent registered public accounting firm for audit-related services during the years ended March 31, 2015 and 2014.

Tax Fees

The Company did not incur any fees from its independent registered public accounting firm for tax compliance or tax consulting services during the years ended March 31, 2015 and 2014.

All Other Fees

The Company did not incur any fees from its independent registered public accounting firm for services rendered to Green Dragon, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal years ended March 31, 2015 and 2014.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation – Hong Kong.(1)

3.2	Articles of Incorporation – British Virgin Islands. (1)

3.3	Articles of Incorporation – Florida. (1)

3.4	Certificate of Amendment to the Company’s Articles of Incorporation, as amended filed with the Secretary of State of the State of Florida on February 1, 2013 designating the Company’s Series A Preferred Stock (4)

3.5	Bylaws. (1)

10.1	Share Exchange Agreement, dated May 30, 2007, by and between between Fit Sum Group Limited, Inc., a British Virgin Islands corporation and Green Dragon Wood Products Co. Limited, a Hong Kong company. (1)

10.2	Share Exchange Agreement, dated September 26, 2007, by and between Green Dragon Wood Products, Inc., a Florida corporation and Fit Sum Group Limited, a British Virgin Islands company. (1)

10.3	Banking Facilities Agreement, dated June 8, 2009, by and between Green Dragon Wood Products Co., Limited and Shanghai Commercial Bank Ltd. (2).

10.4	Banking Facilities Agreement, dated December 21, 2009, by and between Green Dragon Wood Products Co., Limited and Hongkong and Shanghai Banking Corporation Ltd. (2).

10.5	Banking Facilities Agreement, dated December 21, 2009, by and between Green Dragon Wood Products Co., Limited and Hongkong and Shanghai Banking Corporation Ltd. (2).

10.6	Banking Facilities Agreement, dated August 23, 2011, by and between Green Dragon Wood Products, Inc. and Tai Wah Timber Factory Limited (3).

10.7	Employment Agreement, effective January 30, 2013, by and between Green Dragon Wood Products, Inc. and Kwok Leung Lee (4).

10.8	Subscription Agreement, dated January 30, 2013, by and between Green Dragon Wood Products, Inc. and Kwok Leung Lee (4).

10.9	Tenancy Agreement, dated April 8, 2013, by and between Luckon Technologies Limited and Green Dragon Wood Products Co. Limited (5)

10.10	Agreement of Collection and Transfer of Payment, dated March 1, 2010, by and among Green Dragon Wood Products Co. Ltd., Dongguan Rong Ze Trading Co. Ltd. and Dongguan Houjie Bo Tao Wood Trading Office (5)

10.11	Credit Facilities Agreement, dated April 27, 2014, by and between Green Dragon Wood Products Co., Limited and ICICI Bank Limited. (6)

14.1	Code of Ethics.(1)

21.1	List of Subsidiaries (filed herewith)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

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

(6) Incorporated by reference to the exhibit to our annual report on Form 10-K filed with the SEC on July 15, 2014

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DRAGON WOOD PRODUCTS, INC.

Date: December 27, 2016	By:	/s/ Kwok Leung Lee
Kwok Leung Lee
President (principal executive, financial and accounting officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kwok Leung Lee	President and Chairman of the Board (principal executive, financial and accounting officer)	December 27, 2016
Kwok Leung Lee

/s/ Mei Ling Law	Director	December 27, 2016
Mei Ling Law

