Form 10-Q
period 2015-06-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2017-01-24
CIK 1417172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-53379

GREEN DRAGON WOOD PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	26-1133266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer or Identification No.)

Unit 312, 3rd Floor, New East Ocean Centre 9 Science Museum Road Kowloon, Hong Kong
(Address of principal executive offices) (Zip Code)

+852-2482-5168
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐		Accelerated filer. ☐
Non-accelerated filer. ☐	(Do not check if a smaller reporting company)	Smaller reporting company. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

The number of shares of common stock issued and outstanding as of June 30, 2015 is 23,725,000. The number of shares of common stock issued and outstanding as of January 19, 2017 is 23,725,000

ITEM 1.   FINANCIAL STATEMENTS

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$12,587	$101,506
Restricted cash	403,162	403,924
Accounts receivable, net	5,091,670	5,607,509
Amount due from a director	271,328	172,430
Prepayments and other receivables	1,650,885	1,834,268

Total current assets	7,429,632	8,119,637

Non-current assets:
Plant and equipment, net	21,409	24,623

TOTAL ASSETS	$7,451,041	$8,144,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$3,790,481	$4,646,461
Account payable, trade	594,950	518,776
Accrued liabilities and other payables	756,184	710,332
Obligation under finance lease	12,830	12,703

Total current liabilities	5,154,445	5,888,272

Non-current liabilities:
Obligation under finance lease	15,587	18,833

TOTAL LIABILITIES	5,170,032	5,907,105

Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 preferred shares authorized; Series A convertible Preferred Stock, 2,000,000 shares shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value; 23,725,000 shares issued and outstanding, respectively	23,725	23,725
Additional paid-in capital	1,236,400	1,236,400
Subscription receivable	(100,000)	(100,000)
Deferred stock-based compensation	(98,172)	(139,725)
Retained earnings	1,232,571	1,231,219
Accumulated other comprehensive loss	(15,515)	(16,464)

Total stockholders’ equity	2,281,009	2,237,155

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,451,041	$8,144,260

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,
	2015	2014

REVENUE, NET	$1,969,142	$3,101,795

COST OF REVENUES	(1,683,167)	(2,850,171)

GROSS PROFIT	285,975	251,624

General and administrative expenses	213,752	240,166

INCOME FROM OPERATIONS	72,223	11,458

Other (expense) income:
Foreign exchange loss	(39,951)	(11,350)
Interest income	106	329
Interest expense	(56,984)	(58,959)
Other income	25,958	41,227

Total other expense	(70,871)	(28,753)

INCOME (LOSS) BEFORE INCOME TAXES	1,352	(17,295)

Income tax expense	-	-

NET INCOME (LOSS)	$1,352	$(17,295)

Other comprehensive income:
– Foreign currency translation adjustment	949	130

COMPREHENSIVE INCOME (LOSS)	$2,301	$(17,165)

Net income (loss) per share:
– Basic	$0.00	$(0.00)
– Diluted	$0.00	$(0.00)

Weighted average common shares outstanding:
– Basic	23,725,000	23,725,000
– Diluted	23,725,000	23,725,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$1,352	$(17,295)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	4,597	3,974
Stock-based compensation	41,553	41,553
Change in operating assets and liabilities:
Accounts and retention receivable	515,839	542,689
Prepayments, deposits and other receivables	183,383	(348,499)
Accounts payable, trade	76,174	236,274
Bills receivable	-	(1,185,594)
Accrued liabilities and other payables	45,852	382,553

Net cash generated from (used in) operating activities	868,750	(344,345)

Cash flows from investing activities:
Purchase of plant and equipment	(1,374)	(926)

Net cash used in investing activities	(1,374)	(926)

Cash flows from financing activities:
(Repayment of) proceeds from revolving lines of credit	(855,980)	453,462
Change in restricted cash	762	(52,495)
Repayment of finance lease	(3,119)	(3,006)
(Repayment to) advance from a director	(98,898)	2,615

Net cash (used in) generated from financing activities	(957,235)	400,576

Effect on exchange rate change on cash and cash equivalents	940	130

NET CHANGE IN CASH AND CASH EQUIVALENTS	(88,919)	55,435

BEGINNING OF PERIOD	101,506	34,597

END OF PERIOD	$12,587	$90,032

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$56,984	$58,959

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Subscription receivable	Deferred stock- based compensation	Retained earnings	Accumulated other comprehensive (loss) gain	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balance as of April 1, 2015	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(139,725)	$1,231,219	$(16,464)	$2,237,155

Amortization of deferred stock-based compensation	-	-	-	-	-	-	41,553	-	-	41,553

Net income for the period	-	-	-	-	-	-	-	1,352	-	1,352

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	949	949
Balance as of June 30, 2015	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(98,172)	$1,232,571	$(15,515)	$2,281,009

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–1         BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of March 31, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2016 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2015.

NOTE–2         ORGANIZATION AND BUSINESS BACKGROUND

Green Dragon Wood Products, Inc., (the “Company” or “GDWP”) was incorporated under the laws of the State of Florida on September 26, 2007.

The Company, through its subsidiaries, mainly engages in re-sale and trading of wood logs, wood lumber, wood veneer and other wood products in Hong Kong.

Description of subsidiaries

Company Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Green Dragon Industrial Inc. (“GDI”)	British Virgin Islands (“BVI”), May 30, 2007	37,500 issued shares of common of US$1 each	Investment holding	100%

Green Dragon Wood Products Co., Limited (“GDWPCL”)	Hong Kong, March 14, 2000	5,000,000 issued shares of ordinary shares	Re-sale and trading of wood	100%

GDWP and its subsidiaries are hereinafter referred to as the “Company”.

NOTE–3         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2015

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

As of June 30, 2015 and March 31, 2015, the Company maintained minimum cash balances of $403,162 and $403,924 in a pledged deposit account as collateral for the revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended June 30, 2015 and 2014 was $4,597 and $3,974, respectively.

•	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of June 30, 2015 and 2014.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2015

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

For the three months ended June 30, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2015, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common share outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common share that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the three months ended June 30, 2015 and 2014:

	June 30,
	2015	2014
Period-end HK$: US$1 exchange rate	7.7519	7.7515
Period average HK$: US$1 exchange rate	7.7517	7.7525

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2015

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three months ended June 30, 2015 and 2014, the Company operates one reportable business segment in Hong Kong.

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

The Company also follows the guidance of ASC Topic 820-10, “ Fair Value Measurements and Disclosures ” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2015

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

NOTE–4         ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the three months ended June 30, 2015 and 2014, no provision for doubtful accounts was charged to operations.

	June 30, 2015	March 31, 2015
	(Unaudited)	(Audited)

Accounts receivable, cost	$5,094,385	$5,610,224
Less: allowance for doubtful accounts	(2,715)	(2,715)

Accounts and retention receivable, net	$5,091,670	$5,607,509

NOTE–5         PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	June 30, 2015	March 31, 2015
	(Unaudited)	(Audited)

Purchase deposits to vendors	$1,436,750	$1,436,365
Rental and utilities	30,704	30,690
Other receivables	183,431	367,213

	$1,650,885	$1,834,268

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE–6         AMOUNT DUE TO A DIRECTOR

As of June 30, 2015, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment. Imputed interest is not significant.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–7         LINES OF CREDIT

Revolving lines of credit consist of:

	June 30, 2015	March 31, 2015
	(Unaudited)	(Audited)

Payable to financial institutions in Hong Kong:
DBS Bank (Hong Kong) Limited	$1,848,322	$2,164,025
Industrial and Commercial Bank of China (Asia) Limited	520,411	955,992
Shanghai Commercial Bank Limited	547,264	649,730
	2,915,997	3,769,747
Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	874,484	876,714

	$3,790,481	$4,646,461

The DBS Bank (Hong Kong) Limited (“DBS”) provides a credit facility for borrowings up to HK$14,000,000 (approximately $1,806,000) for up to 120 days generally with interest at (i) 1% per annum below Prime Rate for Hong Kong Dollar bills and (ii) Standard Bills Rate quoted by DBS from time to time for foreign currency bills on the outstanding amount from drawdown until repayment in full as conclusively calculated by DBS.

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

At June 30, 2015, the Company had aggregate secured banking facilities of $3,803,996 in which $887,999 was unused.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–8         INCOME TAXES

For the three months ended June 30, 2015 and 2014, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Three months ended June 30,
	2015	2014
Tax Jurisdictions from:
-Local	$-	$-
-Foreign	1,352	(17,295)

Income (loss) before income taxes	1,352	(17,295)

Provision for income taxes consisted of the following:

Three months ended June 30,
	2015	2014
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	-	-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America, BVI and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the three months ended June 30, 2015 and 2014, the Company incurred no operation in the United States of America. GDWP is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the three months ended June 30, 2015 and 2014, GDI incurred no operation in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes from foreign operation for the three months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,
	2015	2014

Income (loss) before income taxes	$1,352	$(17,295)
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	223	(2,854)

Tax loss (utilized) not recognized as deferred tax assets	(223)	2,854

Income tax expenses	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of June 30, 2015 and March 31, 2015, therefore no deferred tax assets or liabilities have been recognized.

NOTE–9         EQUITY SETTLED – SHARE BASED COMPENSATION

During the three months ended June 30, 2015, the Company has the following stock transactions:

a.           Preferred Stock - Series A Convertible Preferred Stock

On January 30, 2013, the Company’s Board of Directors approved amending the Company’s Articles of Incorporation to designate 2,000,000 shares of preferred stock (of the 50,000,000 authorized shares of preferred stock) as Series A Convertible Preferred Stock (the “Series A Preferred Stock“). Each share of Series A Preferred Stock is entitled to 50 votes per share, has a liquidation preference of $0.001 per share, and is convertible into 50 shares of Company common stock over three years as set forth in the Articles of Amendment to the Articles of Incorporation. Notwithstanding the rights to conversion upon the occurrence of either:

1.	the Company attaining an audited net income of $500,000 in the fiscal year ended March 31, 2014 or the Corporation attaining an audited gross revenue of $17,500,000 in the fiscal year ended March 31, 2014, or

2.	the Company attaining an audited net income of $750,000 in the fiscal year ended March 31, 2015 or the Corporation attaining an audited gross revenue of $20,000,000 in the fiscal year ended March 31, 2015, and;

3.	the market price of the Company’s Common Stock on the date of conversion is equal to greater than $0.25.

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

For the three months ended June 30, 2015, the Company recorded $41,553 amortization of deferred compensation over its service period of 3 years. As of June 30, 2015, the deferred compensation was $98,172 to be amortized, on a straight-line basis over its service period.

As of June 30, 2015 and March 31, 2015, the Company had a total of 2,000,000 shares of its preferred stock issued and outstanding.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

b.           Common Stock

As of June 30, 2015 and March 31, 2015, the Company had a total of 23,725,000 shares of its common stock issued and outstanding, respectively.

NOTE–10         SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended June 30,
	2015	2014
Revenue, net:
- The PRC (including Hong Kong)	$1,220,062	$2,339,714
- Middle East	40,447	164,515
- India	439,586	400,533
- Europe	24,650	50,220
- Other	244,397	146,813

Total	$1,969,142	$3,101,795

All of the Company’s long-lived assets are located in Hong Kong.

NOTE–11         CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)          Major customer

For the three months ended June 30, 2015 and 2014, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Three months ended June 30, 2015		June 30, 2015
	Revenue	Percentage of revenue	Accounts receivable

Customer B (Vendor A)	$563,781	28%	$3,132,593

	Three months ended June 30, 2014		June 30, 2014
	Revenue	Percentage of revenue	Accounts receivable
Customer E	$465,881	15%	$187,755
Customer F	386,344	13%	59,596
Customer G	383,572	12%	241,213
Customer A	364,027	12%	1,016,699
Customer B (Vendor A)	358,045	12%	3,700,837
Total	$1,957,869	64%	$5,206,100

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)          Major vendor

For the three months ended June 30, 2015 and 2014, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Three months ended June 30, 2015		June 30, 2015
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$428,065	27%	$-
Vendor B	320,529	20%	51,946

Total	$748,594	47%	$51,946

	Three months ended June 30, 2014		June 30, 2014
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$643,204	23%	$-
Vendor D	465,317	17%	66,827
Vender I	336,724	12%	124,417

Total	$1,445,245	52%	$191,244

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

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2015, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 7 and 11.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–12         COMMITMENTS AND CONTINGENCIES

(a)          Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2017. Total rent expenses for the three months ended June 30, 2015 and 2014 was $34,885 and $31,956 respectively.

As of June 30, 2015, the Company has future minimum rental payments under various non-cancelable operating leases are payable as follows:

June 30, 2015
(Unaudited)
Period ending June 30:
2016	$66,660
2017	36,900

Total	$103,560

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

On January 26, 2011, the High Court of the Hong Kong Special Administrative Region granted leave to Mr. Yip and CCGL to set the case down for a 7-day trial. The trial occurred in October 2013.

On June 30, 2015, the High Court of the Hong Kong Special Administrative Region dismissed the claim of Mr. Yip and CCGL and allowed Mr. Lee and GDWPCL’s counterclaim by granting an award of US$350,000 with interest and legal costs.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(ii) On March 17, 2014, Paul Stamper (“Plaintiff”) filed a complaint (the “Complaint”) against, among other parties, GDWPCL, in the Hendricks Superior Court located in Hendricks County in the State of Indiana, Case No. 32D05-1403-MI-70, seeking, among other things, enforcement of a judgment entered into against all defendants on December 8, 2011 in Wabash County Circuit Court, Case No. 85C01-1112-MI-1013, in the aggregate principal amount of $42,697.14 plus interest and costs (the “Judgment”). The Company, its officers and directors deny the material allegations of the Complaint since the Company does not conduct business in the State of Indiana and intend to vigorously defend itself in this action. As of June 30, 2015, in the opinion of Company management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

Other than as disclosed above, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

(c)          Contractual commitment

The Company is committed to a series of 22 structured foreign exchange contracts with DBS bank to hedge the fluctuation between USD and RMB for a term of period from November 2013 to August 2015, monthly expiry. As of June 30, 2015, 20 contracts were fully executed and the remaining 2 contracts are outstanding. The Company expects no material contingent loss from these committed contracts in the next twelve months.

On April 2015, the Company is committed to a series of 20 foreign exchange contracts with DBS bank to hedge the fluctuation between USD and RMB for a term of period from September 2015 to April 2017, monthly expiry. As of June 30, 2015, no contracts were fully executed. The Company expects no material contingent loss from these committed contracts in the next twelve months.

NOTE–13         SUBSEQUENT EVENTS

On December 13, 2016, the Company entered into a credit facility with the Bank of China (Hong Kong) Limited (“BOC”) provides for borrowings up to HK$2,000,000 (approximately $258,000), which bears interest at a rate of 0.5% per annum below the Hong Kong Dollar Prime rate and are guaranteed by Mr. Kwok Leung Lee, the director of the Company.

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

OVERVIEW

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes the results of our operations during the three months ended June 30, 2015 and 2014, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2015 to the three months ended June 30, 2014.

	Three Months Ended
	June 30,		Increase/	Increase/
	2015	2014	(Decrease)	(Decrease)

Revenue, net	$1,969,142	$3,101,795	$(1,132,653)	(37)%
Cost of Revenue	(1,683,167)	(2,850,171)	(1,167,004)	(41)%
Gross Profit	285,975	251,624	34,351	14%

General and Administrative Expenses	213,752	240,166	(26,414)	11%
Total Operating Expenses	213,752	240,166	(26,414)	11%
Income / (Loss) from Operations	72,223	11,458	60,765	530%
Other Income / (Expense)	(70,871)	(28,753)	(42,118)	(146)%
Income / (Loss) before Income Tax	1,352	(17,295)	(18,647)	108%
Income Tax Expense	-
Net Income / (Loss)	$1,352	$(17,295)	$(18,647)	108%

Revenue

Revenue for the three months ended June 30, 2015 was $1,969,142, a decrease of $1,132,653 or 37% from $3,101,795 for the comparable period in 2014. The decrease in revenue is primarily attributed to the cooling measures implemented in the People’s Republic of China to fix China’s overheated real estate market. This slowing of the real estate market has resulted in less demand for our products as most of our clients are in the interior decorating and furniture business. This caused the revenue generated from China (including Hong Kong) for the three months ended June 30, 2015 was decreased by 47% from $2,339,714 to $1,220,062.

Additionally, our traditional markets in the Middle East have also suffered a dramatic drop as their economies continue to flounder as a result of political instability, a refugee crisis and a weak market for oil. The revenue generated from the Middle East for the three months ended June 30, 2015 was decreased by 75% from $164.515 to $40,447.

Cost of revenue and gross profit

Cost of revenue for the three months ended June 30, 2015 was $1,683,167, a decrease of $1,167,004 or 41% from $2,850,171 for the comparable period in 2014. The decrease was primarily attributable to and in tandem with a decrease in sales.

Gross profit for the three months ended June 30, 2015 was $285,975, an increase of $34,351 or 14% from $251,624 for the comparable period in 2014. The increase was primarily attributable to increase in sales of higher profit margin products.

General and Administrative

General and administrative expenses mainly consist of payroll, rental expenses, professional fee, bank charges and exchange gain or loss on foreign currency.

General and administrative expenses for the three months ended June 30, 2015 was $213,752, a decrease of $26,414 or 11% from $240,166 for the comparable period in 2014. The decrease was primarily attributable to a gain on the exchange difference in the EURO.

Other Income/(Expense)

Other expenses (after netting off other income) for the three months ended June 30, 2015 were $70,781, an increase of $42,118 or 146% from other expense of $28,753 for the comparable period in 2014. The increase in other expenses was due to a net effect of netting an item in other income which is handling charges for inspection of goods for a customer.

Income / (Loss) before income tax

Income before income tax for the three months ended June 30, 2015 was $1,352, an increase of $18,647 or 108% compared to a loss of $17,295 for the comparable year in 2014. The increase was due to the increase in gross profit and decrease in administrative expenses.

Net (loss) / income

Net income for the three months ended June 30, 2015 was $1,352 an increase in income of $18,647 or 108% from a loss of $17,295 for the comparable period in 2014. The increase was due to the increase in gross profit and decrease in administrative expenses.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the three months ended June 30, 2015 were $101,506 and decreased to $12,587 at the end of the period, a decrease of $88,919 The decrease was primarily attributable to the repayment of our revolving lines of credit

Net cash provided by / (used in) operating activities

Net cash provided by operating activities for the three months ended June 30, 2015 was $868,750, an increase of $1,213,095 or 352% from net cash used in operating activities of $344,345 for the comparable period in 2014. This increase was primarily attributable to there being nil cash outflows for bills receivable for this period when compared to a net cash outflows of 1,185,594 of bill receivable in 2014

Net cash (used in) / provided by investing activities

Net cash used in investing activities was $1,374 and $926 for the three months ended June 30, 2015 and 2014, respectively. The increase of $448 in net cash used in investing activities was mainly attributable to the purchase of office equipment

Net cash provided by / (used in) financing activities

Net cash used in financing activities for the three months ended June 30, 2015 was $957,235 a decrease of $1,357,811 or 339%, from net cash provided by financing activities of $400,576 for the comparable period in 2014.  The decrease in cash used in financing activities was primarily attributable to an increase in repayments of our revolving lines of credit

Non-cash transaction

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

We have developed a prolonged business relationship with Party “B” in the sale and related products over10 years. In the normal course of business, Party B is acting as a “customer” or a “vendor”, who generally sells and buys different types of wood products to and from us on an arm-length basis. These sale and purchases transactions are independent.

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

As of June 30, 2015 and March 31, 2015, no accounts receivable balance transferred from Customer A to Party B. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of June 30, 2015
	Customer A	Party B
Accounts receivable	$800,382	$3,132,593
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	-	-
Accounts receivable, net	$800,382	$3,132,593

	As of March 31, 2015
	Customer A	Party B
Accounts receivable	$-	$4,550,193
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	-	-
Accounts receivable, net	$-	$4,550,193

As of June 30, 2015 and March 31, 2015, the aging analysis of Party B is as follow:

	As of
	June 30, 2015	March 31, 2015
0-90 days	$498,752	$1,795,859
91-180 days	688,690	808,197
181-270 days	405,638	804,581
271-360 days	804,903	776,095
Over 360 days	734,610	365,461
Total	$3,132,593	$4,550,193

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $2,275,187 and $2,231,365 at June 30, 2015 and March 31, 2015, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of June 30, 2015, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of June 30, 2015, the Company has a revolving line of credit with DBS Bank (Hong Kong) Limited with an outstanding balance of $1,848,322, a revolving line of credit with Industrial and Commercial Bank of China (Asia) Limited with an outstanding balance of $520,411, a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $547,264,and a trade financing payable to Tai Wah Timber Factory Limited in an aggregate of $874,484. We will require additional fund if we were to expand our business.

The DBS Bank (Hong Kong) Limited (“DBS”) provides a credit facility for borrowings up to HK$14,000,000 (approximately $1,806,000) for up to 120 days generally with interest at (i) 1% per annum below Prime Rate for Hong Kong Dollar bills and (ii) Standard Bills Rate quoted by DBS from time to time for foreign currency bills on the outstanding amount from drawdown until repayment in full as conclusively calculated by DBS.

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

At June 30, 2015, the Company had aggregate secured banking facilities of $3,803,996 in which $887,999 was unused.

Financing Arrangement

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings with interest rate at 12% per annum, and the interest is required to pay monthly.

As of June, 2015 and March 31, 2015, the outstanding balance was $874,484 and $876,714, respectively.

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

Our accounts receivable balance as at June 30, 2015 is $5,091,670 . Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw from the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2015 based on the material weaknesses defined below.

•

The Company did not implement proper segregation of duties due to the Company’s small size and only one executive officer. In certain instances, persons responsible to review transactions for validity, completeness and accuracy were also responsible for their preparation.

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

MANAGEMENT’S REMEDIATION PLAN

While management believes that the Company’s condensed consolidated financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US  GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	The Company is currently looking for an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to assist it with the preparation and review of its condensed consolidated financial statements. The Company is committed to establishing procedures and utilizing experienced individuals with professional supervision to properly segregate duties, prepare and approve the condensed consolidated financial statements and footnote disclosures in accordance with US GAAP.

•	The Board of Directors will be more actively involved in providing additional oversight of the Company’s internal controls, formal review of our condensed consolidated financial statements, and more detailed review of the periodic reports we anticipate filing with the SEC.

•	The Company has initiated efforts to ensure our employees understand the importance of internal controls and compliance with corporate policies and procedures.

•	The Company may retain third party specialists to assist it in the design, implementation and testing of our internal controls as necessary.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's fiscal quarter ended June 30, 2015 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

On June 30, 2015, the High Court of the Hong Kong Special Administrative Region dismissed the claim of Mr. Yip and CCGL and allowed Mr. Lee and GDWPCL’s counterclaim with an award of US$350,000 with interest and legal costs.

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: January 24, 2017	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer)

