Form 10-Q
period 2015-09-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2017-01-24
CIK 1417172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

The number of shares of common stock issued and outstanding as of September 30, 2015 is 23,725,000. The number of shares of common stock issued and outstanding as of January 19, 2017 is 23,725,000.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,280	$101,506
Restricted cash	403,267	403,924
Accounts receivable, net	5,104,970	5,607,509
Amount due from a director	10,316	172,430
Prepayments and other receivables	1,682,487	1,834,268

Total current assets	7,206,320	8,119,637

Non-current assets:
Plant and equipment, net	16,914	24,623

TOTAL ASSETS	$7,223,234	$8,144,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$3,590,405	$4,646,461
Account payable, trade	846,585	518,776
Accrued liabilities and other payables	827,870	710,332
Obligation under finance lease	12,834	12,703

Total current liabilities	5,277,694	5,888,272

Non-current liabilities:
Obligation under finance lease	12,428	18,833

TOTAL LIABILITIES	5,290,122	5,907,105

Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 preferred shares authorized; Series A convertible Preferred Stock, 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value; 23,725,000 shares issued and outstanding, respectively	23,725	23,725
Additional paid-in capital	1,236,400	1,236,400
Subscription receivable	(100,000)	(100,000)
Deferred stock-based compensation	(56,163)	(139,725)
Retained earnings	842,102	1,231,219
Accumulated other comprehensive loss	(14,952)	(16,464)

Total stockholders’ equity	1,933,112	2,237,155

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,223,234	$8,144,260

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
	2015	2014	2015	2014

REVENUE, NET	$884,431	$2,186,610	$2,853,573	$5,288,405

COST OF REVENUES	(1,007,253)	(2,037,372)	(2,690,420)	(4,887,543)

GROSS (LOSS) PROFIT	(122,822)	149,238	163,153	400,862

General and administrative expenses	216,654	232,100	430,406	472,266

LOSS FROM OPERATIONS	(339,476)	(82,862)	(267,253)	(71,404)

Other (expense) income:
Foreign exchange loss	(7,779)	10,301	(47,730)	(1,049)
Interest income	70	1,027	176	1,356
Interest expense	(53,875)	(54,809)	(110,859)	(113,768)
Other income	10,591	25,740	36,549	66,967

Total other expense	(50,993)	(17,741)	(121,864)	(46,494)

LOSS BEFORE INCOME TAXES	(390,469)	(100,603)	(389,117)	(117,898)

Income tax expense	-	-	-	-

NET LOSS	$(390,469)	$(100,603)	(389,117)	(117,898)

Other comprehensive income (expense):
– Foreign currency translation adjustment gain (loss)	563	(6,619)	1,512	(6,489)

COMPREHENSIVE LOSS	$(389,906)	$(107,222)	(387,605)	(124,387)

Net loss per share:
– Basic	$(0.016)	$(0.004)	(0.016)	(0.005)
– Diluted	$(0.016)	$(0.004)	(0.016)	(0.005)

Weighted average common shares outstanding:
– Basic	23,725,000	23,725,000	23,725,000	23,725,000
– Diluted	23,725,000	23,725,000	23,725,000	23,725,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(389,117)	$(117,898)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	9,097	8,159
Stock-based compensation	83,562	83,562
Change in operating assets and liabilities:
Accounts and retention receivable	502,539	749,092
Prepayments, deposits and other receivables	151,781	(329,642)
Accounts payable, trade	327,809	(105,461)
Bills receivable	-	(196,172)
Accrued liabilities and other payables	117,538	285,480

Net cash generated from operating activities	803,209	377,120

Cash flows from investing activities:
Purchase of plant and equipment	(1,374)	(7,688)

Net cash used in investing activities	(1,374)	(7,688)

Cash flows from financing activities:
Repayment of revolving lines of credit	(1,056,056)	(372,681)
Change in restricted cash	657	457
Repayment of finance lease	(6,274)	(6,113)
Advance from a director	162,114	3,415

Net cash used in financing activities	(899,559)	(374,922)

Effect on exchange rate change on cash and cash equivalents	1,498	(6,489)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(96,226)	(11,979)

BEGINNING OF PERIOD	101,506	34,597

END OF PERIOD	$5,280	$22,618

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$110,859	$113,768

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Subscription receivable	Deferred stock-based compensation	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balance as of April 1, 2015	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(139,725)	$1,231,219	$(16,464)	$2,237,155

Amortization of deferred stock-based compensation	-	-	-	-	-	-	83,562	-	-	83,562

Net loss for the period	-	-	-	-	-	-	-	(389,117)	-	(389,117)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	1,512	1,512

Balance as of September 30, 2015	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(56,163)	$842,102	$(14,952)	$1,933,112

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015

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

In the opinion of management, the consolidated balance sheet as of March 31, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2016 or for any future period.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015

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

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of Six months or less as of the purchase date of such investments.

•	Restricted cash

As of September 30, 2015 and March 31, 2015, the Company maintained minimum cash balances of $403,162 and $403,924 in a pledged deposit account as collateral for the revolving lines of credit and issuing back to back LC provided by the financial institutions in Hong Kong.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended September 30, 2015 and 2014 was $4,500 and $4,186, respectively.

Depreciation expense for the six months ended September 30, 2015 and 2014 was $9,097 and $8,159, respectively.

•	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of September 30, 2015 and 2014.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015

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

For the six months ended September 30, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2015, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the six months ended September 30, 2015 and 2014:

	September 30,
	2015	2014
Period-end HK$: US$1 exchange rate	7.7499	7.7653
Period average HK$: US$1 exchange rate	7.7515	7.7539

•	Related parties

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the six months ended September 30, 2015 and 2014, the Company operates one reportable business segment in Hong Kong.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015

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

For the six months ended September 30, 2015 and 2014, no provision for doubtful accounts was charged to operations.

	September 30, 2015	March 31, 2015
	(Unaudited)	(Audited)

Accounts receivable, cost	$5,107,685	$5,610,224
Less: allowance for doubtful accounts	(2,715)	(2,715)

Accounts and retention receivable, net	$5,104,970	$5,607,509

NOTE–5	PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	September 30, 2015	March 31, 2015
	(Unaudited)	(Audited)

Purchase deposits to vendors	$1,464,534	$1,436,365
Rental and utilities	34,839	30,690
Other receivables	183,114	367,213

	$1,682,487	$1,834,268

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE–6	AMOUNT DUE TO A DIRECTOR

As of September 30, 2015, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment. Imputed interest is not significant.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–7	LINES OF CREDIT

Revolving lines of credit consist of:

	September 30, 2015	March 31, 2015
	(Unaudited)	(Audited)

Payable to financial institutions in Hong Kong:
DBS Bank (Hong Kong) Limited	$1,535,903	$2,164,025
Industrial and Commercial Bank of China (Asia) Limited	735,233	955,992
Shanghai Commercial Bank Limited	421,333	649,730
	2,692,469	3,769,747
Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	897,936	876,714

	$3,590,405	$4,646,461

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

At September 30, 2015, the Company had aggregate secured banking facilities of $3,803,996 in which $1,111,527 was unused.

NOTE–8	INCOME TAXES

For the six months ended September 30, 2015 and 2014, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Six months ended September 30,
	2015	2014
Tax Jurisdictions from:
-Local	$-	$-
-Foreign	(389,117)	(117,898)

Income (loss) before income taxes	(389,117)	(117,898)

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015

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

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the six months ended September 30, 2015 and 2014, the Company incurred no operation in the United States of America. GDWP is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the six months ended September 30, 2015 and 2014, GDI incurred no operation in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes from foreign operation for the six months ended September 30, 2015 and 2014 are as follows:

	Six months ended September 30,
	2015	2014

Loss before income taxes	$(389,117)	$(117,898)
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	(64,204)	(19,453)

Tax loss not recognized as deferred tax assets	64,204	19,453

Income tax expenses	-	-

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of September 30, 2015 and March 31, 2015, therefore no deferred tax assets or liabilities have been recognized.

NOTE–9	EQUITY SETTLED – SHARE BASED COMPENSATION

During the six months ended September 30, 2015, the Company has the following stock transactions:

a.	Preferred Stock - Series A Convertible Preferred Stock

On January 30, 2013, the Company’s Board of Directors approved amending the Company’s Articles of Incorporation to designate 2,000,000 shares of preferred stock (of the 50,000,000 authorized shares of preferred stock) as Series A Convertible Preferred Stock (the “Series A Preferred Stock“). Each share of Series A Preferred Stock is entitled to 50 votes per share, has a liquidation preference of $0.001 per share, and is convertible into 50 shares of Company common stock over six years as set forth in the Articles of Amendment to the Articles of Incorporation. Notwithstanding the rights to conversion upon the occurrence of either:

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

For the six months ended September 30, 2015, the Company recorded $83,562 amortization of deferred compensation over its service period of 3 years. As of September 30, 2015, the deferred compensation was $56,163 to be amortized, on a straight-line basis over its service period.

As of September 30, 2015 and March 31, 2015, the Company had a total of 2,000,000 shares of its preferred stock issued and outstanding.

b.	Common Stock

As of September 30, 2015 and March 31, 2015, the Company had a total of 23,725,000 shares of its common stock issued and outstanding, respectively.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015

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

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Six months ended September 30,
	2015	2014
Revenue, net:
- The PRC (including Hong Kong)	$1,761,153	$3,432,817
- Middle East	40,448	182,592
- India	782,911	1,032,673
- Europe	24,651	50,211
- Other	244,410	590,112

Total	$2,853,573	$5,288,405

All of the Company’s long-lived assets are located in Hong Kong.

NOTE–11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customer

For the three and six months ended September 30, 2015 and 2014, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Three months ended September 30, 2015		September 30, 2015
	Revenue	Percentage of revenue	Accounts receivable
Customer K	$116,439	13%	$116,439
Customer L	194,270	22%	194,270
Customer M	168,465	19%	132,436

Total	$479,174	54%	$443,145

	Six months ended September 30, 2015		September 30, 2015
	Revenue	Percentage of revenue	Accounts receivable
Customer B (Vendor A)	$644,077	22%	$2,995,480

Total	$644,077	22%	$2,995,480

	Three months ended September 30, 2014		September 30, 2014
	Revenue	Percentage of revenue	Accounts receivable
Customer D	$386,928	18%	$386,360
Customer B (Vendor A)	361,681	17%	3,183,759
Customer H	275,975	13%	275,570
Customer E	261,555	12%	142,252

Total	$1,286,139	60%	$3,987,941

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended September 30, 2014		September 30, 2014
	Revenue	Percentage of revenue	Accounts receivable
Customer E	$727,352	14%	$142,252
Customer B (Vendor A)	719,661	14%	3,183,759
Customer D	551,413	10%	386,360

Total	$1,998,426	38%	$3,712,371

(b)	Major vendor

For the three and six months ended September 30, 2015 and 2014, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Three months ended September 30, 2015		September 30, 2015
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$218,073	25%	$-
Vendor C	119,031	14%	95,759
Vender E	217,945	25%	-

Total	$555,049	64%	$95,759

	Six months ended September 30, 2015		September 30, 2015
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$646,248	26%	$-
Vendor B	358,339	15%	89,687
Vender E	306,270	12%	-

Total	$1,310,857	53%	$89,687

	Three months ended September 30, 2014		September 30, 2014
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$849,300	44%	$-
Vendor D	222,919	12%	6,595

Total	$1,072,219	56%	$6,595

	Six months ended September 30, 2014		September 30, 2014
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$1,492,388	32%	$-
Vendor D	688,152	15%	6,595

Total	$2,180,540	47%	$6,595

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015

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

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2015, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 7 and 11.

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

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2017. Total rent expenses for the six months ended September 30, 2015 and 2014 was $73,912 and $63,900, respectively.

As of September 30, 2015, the Company has future minimum rental payments under various non-cancelable operating leases are payable as follows:

September 30, 2015
(Unaudited)
Period ending September 30:
2016	$66,677
2017	21,859

Total	$88,536

(b)	Legal proceedings

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015

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

(ii) On March 17, 2014, Paul Stamper (“Plaintiff”) filed a complaint (the “Complaint”) against, among other parties, GDWPCL, in the Hendricks Superior Court located in Hendricks County in the State of Indiana, Case No. 32D05-1403-MI-70, seeking, among other things, enforcement of a judgment entered into against all defendants on December 8, 2011 in Wabash County Circuit Court, Case No. 85C01-1112-MI-1013, in the aggregate principal amount of $42,697.14 plus interest and costs (the “Judgment”). The Company, its officers and directors deny the material allegations of the Complaint since the Company does not conduct business in the State of Indiana and intend to vigorously defend itself in this action. As of September 30, 2015, in the opinion of Company management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

Other than as disclosed above, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

(c)	Contractual commitment

The Company is committed to a series of 22 structured foreign exchange contracts with DBS bank to hedge the fluctuation between USD and RMB for a term of period from November 2013 to August 2015, monthly expiry. As of September 30, 2015, 22 contracts were fully executed.

On April 2015, the Company is committed to a series of 20 foreign exchange contracts with DBS bank to hedge the fluctuation between USD and RMB for a term of period from September 2015 to April 2017, monthly expiry. As of September 30, 2015, 1 contracts were fully executed and the remaining 19 contracts are outstanding. The Company expects no material contingent loss from these committed contracts in the next twelve months.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes the results of our operations during the three months ended September 30, 2015 and 2014, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2015 to the three months ended September 30, 2014.

	Three Months Ended
	September 30,		Increase/	Increase/
	2015	2014	(Decrease)	(Decrease)

Revenue, net	$884,431	$2,186,610	$(1,302,179)	(60)%
Cost of Revenue	(1,007,253)	(2,037,372)	(1,030,119)	(51)%
Gross (Loss)/Profit	(122,822)	149,238	(272,060)	(182)%

General and Administrative Expenses	(216,654)	(232,100)	15,466	(7)%
Total Operating Expenses	(216,654)	(232,100)	15,466	(7)%
Loss from Operations	(339,476)	(82,862)	256,614	310%
Other Expense	(50,993)	(17,741)	33,252	187%
Loss before Income Tax	(390,469)	(100,603)	289,866	288%
Income Tax Expense	-	-
Net Loss	$(390,469)	$(100,603)	$289,866	288%

Revenue

Revenue for the three months ended September 30, 2015 was $884,431, a decrease of $1,302,179 or 60% from 2,186,610 for the comparable period in 2014. The decrease in revenue is primarily attributed to the cooling measures implemented in the People’s Republic of China to fix China’s overheated real estate market. This slowing of the real estate market has resulted in less demand for our products as most of our clients are in the interior decorating and furniture business. This caused the revenue generated from China (including Hong Kong) for the three months ended September 30, 2015 was decreased by 50% from $1,093,103 to $541,091.

Additionally, our traditional markets in the Middle East have also suffered a dramatic drop as their economies continue to flounder as a result of political instability, a refugee crisis and a weak market for oil. This caused the revenue generated from the Middle East for the three months ended September 30, 2015 was decreased by 100% from $18,077 to $0..

Cost of revenue and gross profit

Cost of revenue for the three months ended September 30, 2015 was $1,007,253, a decrease of $ 1,030,119 or 51% from $2,037,372 for the comparable period in 2014. The decrease was primarily attributable to a decrease in sales.

Gross loss for the three months ended September 30, 2015 was $122,822, a decrease of $272,060 or 182% from gross profit of $149,238 for the comparable period in 2014. The decrease was primarily attributable to a decrease in sales of higher profit margin products.

General and Administrative

General and administrative expenses mainly consist of payroll, rental expenses, professional fee, bank charges and exchange gain or loss on foreign currency.

General and administrative expenses for the three months ended September 30, 2015 were $216,654, a decrease of $15,466 or 7% from $232,100 for the comparable period in 2014. The decrease was primarily attributable to cost savings.

Other Income/(Expense)

Other expenses (after netting off other income) for the three months ended September 30, 2015 were $50,993 an increase of $33,252 or 187% from other expenses of $17,741 for the comparable period in 2014. The increase in other expenses (after netting off other income) was due to a decrease in an item of other income which is handling charges for inspection of goods for a customer.

Income / (Loss) before income tax

Loss before income tax for the three months ended September 30, 2015 was $390,469, an increase of $289,866 or 288% compared to loss of $100,603 for the comparable year in 2014. The increase was due to a decrease in revenue.

Net (loss) / income

Net loss for the three months ended September 30, 2015 was $390,469, an increase in loss of $289,866 or 288% from a loss of $100,603 for the comparable period in 2014. The increase in loss was primarily due to a decrease in our revenue as discussed above

Comparison of the Six Months Ended September 30, 2015 and 2014

The following table summarizes the results of our operations during the six months ended September 30, 2015 and 2014, and provides information regarding the dollar and percentage increase or (decrease) from the six months ended September 30, 2015 compared the six months ended September 30, 2014.

	Six months Ended
	September 30,		Increase/	Increase/
	2015	2014	(Decrease)	(Decrease)

Revenue, net	$2,853,573	$5,288,405	$(2,434,832)	(46)%
Cost of Revenue	(2,690,420)	(4,887,543)	2,197,123	(45)%
Gross Profit	163,153	400,862	(237,709)	(59)%

General and Administrative Expenses	(430,406)	(472,266)	(41,860)	(9)%
Total Operating Expenses	(430,406)	(472,266)	(41,860)	(9)%
Loss from Operations	(267,253)	(71,404)	195,849	274%
Other Expense	(121,864)	(46,494)	75,370	162%
Loss before Income Tax	(389,117)	(117,898)	271,219	230%
Income Tax Expense
Net Loss	$(389,117)	$(117,898)	$217,219	230%

Revenue

Revenue for the six months ended September 30, 2015 was $2,853,573, a decrease of $2,434,832 or 46% from $5,288,405 for the comparable period in 2014. The decrease in revenue is primarily attributed to the cooling measures implemented in the People’s Republic of China to fix China’s overheated real estate market. This slowing of the real estate market has resulted in less demand for our products as most of our clients are in the interior decorating and furniture business. This caused the revenue generated from China (including Hong Kong) for the six months ended September 30, 2015 was decreased by 48% from $3,432,817 to $1,761,153.

Additionally, our traditional markets in Europe and the Middle East have also suffered a dramatic drop as their economies continue to flounder as a result of political instability, a refugee crisis and a weak market for oil . The revenue generated from the Middle East for the six months ended September 30, 2015 was decreased by 77% from $182,592 to $40,448

Cost of revenue and gross profit

Cost of revenue for the six months ended September 30, 2015 was $2,690,420, a decrease of $2,197,123 or 45% from $4,887,543 for the comparable period in 2014. The decrease was primarily attributable to and in tandem with a decrease in sales.

Gross profit for the six months ended September 30, 2015 was $163,153, a decrease of $237,709 or 59% from $400,862 for the comparable period in 2014. The decrease was primarily attributable to a decrease in sales.

General and Administrative

General and administrative expenses mainly consist of payroll, rental expenses, professional fee, bank charges and exchange gain or loss on foreign currency.

General and administrative expenses for the six months ended September 30, 2015 were $430,406, a decrease of $41,860 or 9% from $472,266 for the comparable period in 2014. The decrease was primarily attributable to cost savings.

Other Income/(Expense)

Other expenses (after netting off the other income) for the six months ended September 30, 2015 were $121,864, an increase in other expenses of $75,370 or 162% from other expense of $46,494 for the comparable period in 2014. The increase in other expenses (after netting off the other income) was due to a decrease in one item in other income, which is handling charges for inspection of goods for a customer.

Income / (Loss) before income tax

Loss before income tax for the six months ended September 30, 2015 was $389,117, an increase in loss of $217,219 or 230% compared to loss of $117,898 for the comparable year in 2014. The increase in loss was due to a decrease in sales.

Net (loss) / income

Net loss for the six months ended September 30, 2015 was $389,117, an increase in loss of $217,219 or 230% from a loss of $117,898 for the comparable period in 2014. The increase in loss was primarily due to a decrease in our revenue as discussed above.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the six months ended September 30, 2015 were $101,506 and decreased to $5,280 at the end of the period, a decrease of $96,226. The decrease was primarily attributable to net cash used in financing activities.

Net cash provided by / (used in) operating activities

Net cash provided by operating activities for the six months ended September 30, 2015 was $803,209, an increase of $426,089 or 113% from cash provided by operating activities of $377,120 for the comparable period in 2014. This increase was primarily attributable to a decrease of cash outflow to suppliers.

Net cash (used in) / provided by investing activities

Net cash used in investing activities was $1,374 and $7,688 for the six months ended September 30, 2015 and 2014, respectively. The decrease of $6,314 in net cash used in investing activities was mainly attributable to a decrease in net cash outflow for the purchase of office equipment.

Net cash provided by / (used in) financing activities

Net cash used in financing activities for the six months ended September 30, 2015 was $899,559, an increase of $524,637 or 140%, from cash used in financing activities of $374,922 for the comparable period in 2014.  The increase in cash used in financing activities was primarily attributable to the increase in repayments of our revolving lines of credit.

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

As of September 30, 2015 and March 31, 2015, the accounts receivable balance transferred from Customer A to Party B was $0 and $0, respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of September 30, 2015
	Customer A	Party B
Accounts receivable	$800,588	$2,995,480
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	-	-
Accounts receivable, net	$800,588	$2,995,480

	As of March 31, 2015
	Customer A	Party B
Accounts receivable	$-	$4,550,193
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	-	-
Accounts receivable, net	$-	$4,550,193

As of September 30, 2015 and March 31, 2015, the aging analysis of Party B is as follow:

	As of
	September 30, 2015	March 31, 2015
0-90 days	$265,361	$1,795,859
91-180 days	381,479	808,197
181-270 days	402,987	804,581
271-360 days	405,742	776,095
Over 360 days	1,539,911	365,461
Total	$2,995,480	$4,550,193

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $1,928,626 and $2,231,365 at September 30, 2015 and March 31, 2015, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2015, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of September 30, 2015, the Company has a revolving line of credit with DBS Bank (Hong Kong) Limited with an outstanding balance of $1,535,903, a revolving line of credit with Industrial and Commercial Bank of China (Asia) Limited with an outstanding balance of $735,233, a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $421,333,and a trade financing payable to Tai Wah Timber Factory Limited in an aggregate of $897,936. We will require additional fund if we were to expand our business.

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

At September 30, 2015, the Company had aggregate secured banking facilities of $3,803,996 in which $1,111,527 was unused.

Financing Arrangement

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings with interest rate at 12% per annum, and the interest is required to pay monthly.

As of September, 2015 and March 31, 2015, the outstanding balance was $897,936 and $976,714, respectively.

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

Our accounts receivable balance as at September 30, 2015 is $5,104,970. Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw from the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

Off-Balance Sheet Arrangements

On April 29, 2014, the Company entered into a $4.0 million credit facility, it is a back to back LC line. The Company shall, at all times, maintain a cash margin equivalent to 5% of the amount of the facility utilized with the Bank in the form of a fixed deposit. The facility is secured by assignment of receivable under the Master LC opened in favor of the Customer from time to time to the bank. The Company paid a one-off $15,000 bank processing fee.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2015 based on the material weaknesses defined below.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's fiscal quarter ended September 30, 2015 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

