Form 10-Q
period 2015-12-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2017-01-24
CIK 1417172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

The number of shares of common stock issued and outstanding as of December 31, 2016 is 23,725,000. The number of shares of common stock issued and outstanding as of January 19, 2017 is 23,725,000

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2015	March 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,308	$101,506
Restricted cash	396,196	403,924
Accounts receivable, net	4,694,473	5,607,509
Amount due from a director	-	172,430
Prepayments and other receivables	2,201,297	1,834,268

Total current assets	7,297,274	8,119,637

Non-current assets:
Plant and equipment, net	12,412	24,623

TOTAL ASSETS	$7,309,686	$8,144,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$3,392,878	$4,646,461
Account payable, trade	1,218,522	518,776
Accrued liabilities and other payables	975,945	710,332
Amount due to a director	72,610	-
Obligation under finance lease	12,833	12,703

Total current liabilities	5,672,788	5,888,272

Non-current liabilities:
Obligation under finance lease	9,235	18,833

TOTAL LIABILITIES	5,682,023	5,907,105

Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 preferred shares authorized; Series A convertible Preferred Stock, 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value; 23,725,000 shares issued and outstanding, respectively	23,725	23,725
Additional paid-in capital	1,236,400	1,236,400
Subscription receivable	(100,000)	(100,000)
Deferred stock-based compensation	(14,154)	(139,725)
Retained earnings	494,796	1,231,219
Accumulated other comprehensive loss	(15,104)	(16,464)

Total stockholders’ equity	1,627,663	2,237,155

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,309,686	$8,144,260

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
	2015	2014	2015	2014

REVENUE, NET	$697,887	$2,891,555	$3,551,460	$8,179,960

COST OF REVENUES	(756,580)	(2,484,773)	(3,447,000)	(7,372,316)

GROSS (LOSS) PROFIT	(58,693)	406,782	104,460	807,644

General and administrative expenses	217,646	228,988	648,052	701,254

(LOSS) PROFIT FROM OPERATIONS	(276,339)	177,794	(543,592)	106,390

Other (expense) income:
Foreign exchange loss	(2,428)	35,473	(50,158)	34,424
Interest income	103	103	279	1,459
Interest expense	(49,900)	(55,680)	(160,759)	(169,448)
Other income	(18,742)	31,761	17,807	98,728

Total other (expense) income	(70,967)	11,657	(192,831)	(34,837)

(LOSS) PROFIT BEFORE INCOME TAXES	(347,306)	189,451	(736,423)	71,553

Income tax expense	-	-	-	-

NET (LOSS) INCOME	$(347,306)	$189,451	(736,423)	71,553

Other comprehensive (expense) income:
– Foreign currency translation adjustment (loss) gain	(152)	(256)	1,360	(6,745)

COMPREHENSIVE (LOSS) INCOME	$(347,458)	$189,195	(735,063)	64,808

Net (loss) income per share:
– Basic	$(0.015)	$0.008	(0.031)	0.003
– Diluted	$(0.015)	$0.008	(0.031)	0.003

Weighted average common shares outstanding:
– Basic	23,725,000	23,725,000	23,725,000	23,725,000
– Diluted	23,725,000	23,725,000	23,725,000	23,725,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended December 31,
	2015	2014

Cash flows from operating activities:
Net (loss) profit	$(736,423)	$71,553
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	13,598	12,647
Stock-based compensation	125,571	125,571
Change in operating assets and liabilities:
Accounts and retention receivable	913,036	490,291
Prepayments, deposits and other receivables	(367,029)	(803,614)
Accounts payable, trade	699,746	203,662
Bills receivable	-	(246,795)
Accrued liabilities and other payables	265,613	170,865

Net cash generated from operating activities	914,112	24,180

Cash flows from investing activities:
Purchase of plant and equipment	(1,374)	(7,688)

Net cash used in investing activities	(1,374)	(7,688)

Cash flows from financing activities:
Repayment of revolving lines of credit	(1,253,583)	(780)
Change in restricted cash	7,728	(7,937)
Repayment of finance lease	(9,468)	(9,140)
Advance from a director	245,040	18,376

Net cash (used in) provided by financing activities	(1,010,283)	519

Effect on exchange rate change on cash and cash equivalents	1,347	(6,745)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(96,198)	10,266

BEGINNING OF PERIOD	101,506	34,597

END OF PERIOD	$5,308	$44,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$160,759	$169,448

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in	Subscription	Deferred stock- based	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	capital	receivable	compensation	earnings	loss	equity
Balance as of April 1, 2015	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(139,725)	$1,231,219	$(16,464)	$2,237,155

Amortization of deferred stock-based compensation	-	-	-	-	-	-	125,571	-	-	125,571

Net loss for the period	-	-	-	-	-	-	-	(736,423)	-	(736,423)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	1,360	1,360

Balance as of December 31, 2015	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(14,154)	$494,796	$(15,104)	$1,627,663

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

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

In the opinion of management, the consolidated balance sheet as of March 31, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2016 or for any future period.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

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

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of Nine months or less as of the purchase date of such investments.

•	Restricted cash

As of December 31, 2015 and March 31, 2015, the Company maintained minimum cash balances of $396,196 and $403,924 in a pledged deposit account as collateral for the revolving lines of credit and issuing back to back LC provided by the financial institutions in Hong Kong.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Depreciation expense for the three months ended December 31, 2015 and 2014 was $4,501 and $4,488, respectively.

Depreciation expense for the nine months ended December 31, 2015 and 2014 was $13,598 and $12,647 respectively.

•	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of December 31, 2015 and 2014.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the nine months ended December 31, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2015, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the nine months ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Period-end HK$: US$1 exchange rate	7.7504	7.7568
Period average HK$: US$1 exchange rate	7.7511	7.7544

•	Related parties

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the nine months ended December 31, 2015 and 2014, the Company operates one reportable business segment in Hong Kong.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

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

For the nine months ended December 31, 2015 and 2014, no provision for doubtful accounts was charged to operations.

	December 31, 2015	March 31, 2015
	(Unaudited)	(Audited)

Accounts receivable, cost	$4,697,188	$5,610,224
Less: allowance for doubtful accounts	(2,715)	(2,715)

Accounts and retention receivable, net	$4,694,473	$5,607,509

NOTE–5	PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	December 31, 2015	March 31, 2015
	(Unaudited)	(Audited)

Purchase deposits to vendors	$1,981,828	$1,436,365
Rental and utilities	34,837	30,690
Other receivables	184,632	367,213

	$2,201,297	$1,834,268

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE–6	AMOUNT DUE TO A DIRECTOR

As of December 31, 2015, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment. Imputed interest is not significant.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–7	LINES OF CREDIT

Revolving lines of credit consist of:

	December 31, 2015	March 31, 2015
	(Unaudited)	(Audited)

Payable to financial institutions in Hong Kong:
DBS Bank (Hong Kong) Limited	$1,258,089	$2,164,025
Industrial and Commercial Bank of China (Asia) Limited	849,761	955,992
Shanghai Commercial Bank Limited	370,371	649,730
	2,478,221	3,769,747
Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	914,649	876,714

	$3,392,878	$4,646,461

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

At September 30, 2015, the Company had aggregate secured banking facilities of $3,803,996 in which $1,325,775 was unused.

NOTE–8	INCOME TAXES

For the nine months ended December 31, 2015 and 2014, the local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Nine months ended December 31,
	2015	2014
Tax Jurisdictions from:
-Local	$-	$-
-Foreign	(736,423)	71,553

(Loss) income before income taxes	(736,423)	71,553

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

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

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the nine months ended December 31, 2015 and 2014, the Company incurred no operation in the United States of America. GDWP is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the nine months ended December 31, 2015 and 2014, GDI incurred no operation in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income taxes from foreign operation for the nine months ended December 31, 2015 and 2014 are as follows:

	Nine months ended December 31,
	2015	2014

(Loss) income before income taxes	$(736,423)	$71,553
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	(121,510)	11,806

Tax loss not recognized (utilized) as deferred tax assets	121,510	(11,806)

Income tax expenses	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of December 31, 2015 and March 31, 2015, therefore no deferred tax assets or liabilities have been recognized.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–9	EQUITY SETTLED – SHARE BASED COMPENSATION

During the nine months ended December 31, 2015, the Company has the following stock transactions:

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

For the nine months ended December 31, 2015, the Company recorded $125,571 amortization of deferred compensation over its service period of 3 years. As of December 31, 2015, the deferred compensation was $14,154 to be amortized, on a straight-line basis over its service period.

As of December 31, 2015 and March 31, 2015, the Company had a total of 2,000,000 shares of its preferred stock issued and outstanding.

b.	Common Stock

As of December 31, 2015 and March 31, 2015, the Company had a total of 23,725,000 shares of its common stock issued and outstanding, respectively.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

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

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Nine months ended December 31,
	2015	2014
Revenue, net:
- The PRC (including Hong Kong)	$2,090,545	$5,264,811
- Middle East	40,450	1,169,219
- India	1,119,568	1,312,029
- Europe	56,476	50,208
- Other	244,421	383,693

Total	$3,551,460	$8,179,960

All of the Company’s long-lived assets are located in Hong Kong.

NOTE–11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customer

For the three and nine months ended December 31, 2015 and 2014, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Three months ended December 31, 2015		December 31, 2015
	Revenue	Percentage of revenue	Accounts receivable
Customer M	$194,541	28%	$125,800
Customer N	106,006	15%	-
Customer O	73,196	10%	79,365
Customer B (Vendor A)	134,789	19%	3,082,613

Total	$508,532	72%	$3,287,778

	Nine months ended December 31, 2015		December 31, 2015
	Revenue	Percentage of revenue	Accounts receivable
Customer M	$432,921	12%	$125,800
Customer B (Vendor A)	778,825	22%	3,082,613

Total	$1,211,746	34%	$3,208,413

	Three months ended December 31, 2014		December 31, 2014
	Revenue	Percentage of revenue	Accounts receivable
Customer D	$838,243	29%	$297,197
Customer E	413,417	14%	289,194
Customer I	362,185	12%	235,982
Customer J	346,017	12%	306,573

Total	$1,959,862	67%	$1,128,946

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended December 31, 2014		December 31, 2014
	Revenue	Percentage of revenue	Accounts receivable
Customer E	$1,140,722	14%	$289,194
Customer D	1,020,823	13%	297,197
Customer B (Vendor A)	1,000,634	12%	-

Total	$3,162,179	39%	$586,391

(b)	Major vendor

For the three and nine months ended December 31, 2015 and 2014, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Three months ended December 31, 2015		December 31, 2015
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$159,075	30%	$-
Vendor F	75,480	14%	75,480
Vender G	231,225	43%	229,599

Total	$465,780	87%	$305,079

	Nine months ended December 31, 2015		December 31, 2015
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$805,281	27%	$-
Vendor B	358,316	12%	90,299
Vendor E	306,250	10%	-
Vender G	348,290	12%	229,599

Total	$1,818,137	61%	$319,898

	Three months ended December 31, 2014		December 31, 2014
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$1,054,091	38%	$-
Vendor D	531,527	19%	115,873
Vendor J	269,020	10%	140,006

Total	$1,854,638	67%	$255,879

	Nine months ended December 31, 2014		December 31, 2014
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$2,102,476	30%	$-
Vendor D	1,226,016	17%	115,873

Total	$3,328,492	47%	$115,873

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

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

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2015, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 7 and 11.

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

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2017. Total rent expenses for the nine months ended December 31, 2015 and 2014 was $115,008 and $63,900, respectively.

As of December 31, 2015, the Company has future minimum rental payments under various non-cancelable operating leases are payable as follows:

December 31, 2015
(Unaudited)
Period ending December 31:
2016	$66,673
2017	6,808

Total	$73,481

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

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

ii) On March 17, 2014, Paul Stamper (“Plaintiff”) filed a complaint (the “Complaint”) against, among other parties, GDWPCL, in the Hendricks Superior Court located in Hendricks County in the State of Indiana, Case No. 32D05-1403-MI-70, seeking, among other things, enforcement of a judgment entered into against all defendants on December 8, 2011 in Wabash County Circuit Court, Case No. 85C01-1112-MI-1013, in the aggregate principal amount of $42,697.14 plus interest and costs (the “Judgment”). The Company, its officers and directors deny the material allegations of the Complaint since the Company does not conduct business in the State of Indiana and intend to vigorously defend itself in this action. As of December 31, 2015, in the opinion of Company management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

Other than as disclosed above, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

(c)	Contractual commitment

The Company is committed to a series of 22 structured foreign exchange contracts with DBS bank to hedge the fluctuation between USD and RMB for a term of period from November 2013 to August 2015, monthly expiry. As of December 31, 2015, 22 contracts were fully executed.

On April 2015, the Company is committed to a series of 20 foreign exchange contracts with DBS bank to hedge the fluctuation between USD and RMB for a term of period from September 2015 to April 2017, monthly expiry. As of December 31, 2015, 4 contracts were fully executed and the remaining 16 contracts are outstanding. The Company expects no material contingent loss from these committed contracts in the next twelve months.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2015 and 2014

The following table summarizes the results of our operations during the three months ended December 31, 2015 and 2014, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended December 31, 2015 to the three months ended December 31, 2014.

	Three Months Ended
	December 31,		Increase/	Increase/
	2015	2014	(Decrease)	(Decrease)

Revenue, net	$697,887	$2,891,555	$(2,193,668)	(76)%
Cost of Revenue	(756,580)	(2,484,773)	(1,728,193)	(70)%
Gross (Loss) / Profit	(58,693)	406,782	(465,475)	(114)%

General and Administrative Expenses	(217,646)	(228,988)	(11,342)	(5)%
Total Operating Expenses	(217,646)	(228,988)	(11,342)	(5)%
(Loss) / Income from Operations	(276,339)	177,794	(454,133)	(255)%
Other (Expense) / Income	(70,967)	11,657	(82,624)	(710)%
(Loss) / Income before Income Tax	(347,306)	189,451	(536,757)	(283)%
Income Tax Expense	-	-	-
Net (Loss) / Income	$(347,306)	$189,451	$(536,757)	(283)%

Revenue

Revenue for the three months ended December 31, 2015 was $697,887, a decrease of $2,193,668 or 76% from for the comparable period in 2014. The decrease in revenue is primarily attributed to the cooling measures implemented in the People’s Republic of China to fix China’s overheated real estate market. This slowing of the real estate market has resulted in less demand for our products as most of our clients are in the interior decorating and furniture business. This caused the revenue generated from China (including Hong Kong) for the three months ended December 31, 2015 was decreased by 82% from $1,831,994 to $329,392.

Additionally, our traditional markets in the Middle East have also suffered a dramatic drop as their economies continue to flounder as a result of political instability, a refugee crisis and a weak market for oil. The revenue generated from the Middle East for the three months ended December 31, 2015 was decreased by 100% from $986,627 to $0

Cost of revenue and gross profit/(loss)

Cost of revenue for the three months ended December 31, 2015 was $756,580, a decrease of $1,728,193 or 70% from $1,728,193 for the comparable period in 2014. The decrease was primarily attributable to a decrease in sales.

Gross loss for the three months ended December 31, 2015 was $58,693, a decrease of $465,475 or 114% from $406,782 for the comparable period in 2014. The decrease was primarily attributable to a decrease in sales.

General and Administrative

General and administrative expenses mainly consist of payroll, rental expenses, professional fee, bank charges and exchange gain or loss on foreign currency.

General and administrative expenses for the three months ended December 31, 2015 was $217,646, a decrease of $11,342 or 5% from $228,988 for the comparable period in 2014. The decrease was primarily attributable to cost savings.

Other Income/(Expense)

Other expenses (after netting of other income) for the three months ended December 31, 2015 were $70,697, a decrease in other income of $82,624 or 710% from other income of $11,657 for the comparable period in 2014. The decrease was due to a net effect of netting an item in other income which is handling charges for inspection goods for a customer

Income / (Loss) before income tax

Loss before income tax for the three months ended December 31, 2015 was $347,306, a decrease of $536,757 or 283% compared to income before income tax of $189,451 for the comparable year in 2014. The decrease in income was due to a decrease in sales.

Net (loss) / income

Net loss for the three months ended December 31, 2015 was $347,306, a decrease in net income of $536,757 or 283% from a net income of $189,451 for the comparable period in 2014. The decrease in net income was primarily to a decrease in revenue as discussed above.

Comparison of the Nine Months Ended December 31, 2015 and 2014

The following table summarizes the results of our operations during the nine months ended December 31, 2015 and 2014, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended December 31, 2015 to the nine months ended December 31, 2014.

	Nine Months Ended
	December 31,		Increase/	Increase/
	2015	2014	(Decrease)	(Decrease)

Revenue, net	$3,551,460	$8,179,960	$(4,628,500)	(57)%
Cost of Revenue	(3,447,000)	(7,372,316)	(3,925,316)	(53)%
Gross Profit	104,460	807,644	(703,184)	(87)%

General and Administrative Expenses	(648,052)	(701,254)	(53,202)	(8)%
Total Operating Expenses	(648,052)	(701,254)	(53,202)	(8)%
(Loss) / Income from Operations	(543,592)	106,390	(649,982)	(611)%
Other Expense	(192,831)	(34,837)	157,994	453%
(Loss) / Income before Income Tax	(736,423)	71,553	(807,976)	(1129)%
Income Tax Expense
Net (Loss) / Income	$(736,423)	$71,553	$(807,976)	(1129)%

Revenue

Revenue for the nine months ended December 31, 2015 was $3,551,460, a decrease of $4,628,500 or 57% from $8,179,960 for the comparable period in 2014. The decrease in revenue is primarily attributed to the cooling measures implemented in the People’s Republic of China to fix China’s overheated real estate market. This slowing of the real estate market has resulted in less demand for our products as most of our clients are in the interior decorating and furniture business. This caused the revenue generated from China (including Hong Kong) for the nine months ended December 31, 2015 was decreased by 60% from $5,264,811 to $2,090,545.

Additionally, our traditional markets in Europe and the Middle East have also suffered a dramatic drop as their economies continue to flounder as a result of political instability, a refugee crisis and a weak market for oil. The revenue generated from the Middle East for the nine months ended December 31, 2015 was decreased by 97% from $8,179,960 to $3,551,460.

Cost of revenue and gross profit

Cost of revenue for the nine months ended December 31, 2015 was $3,447,000, a decrease of $3,925,316 or 53% from $7,372,316 for the comparable period in 2014. The decrease was primarily attributable to and in tandem with a decrease in sales.

Gross profit for the nine months ended December 31, 2015 was $104,460, a decrease of $703,184 or 87% from $807,644 for the comparable period in 2014. The increase was primarily attributable to decrease in sales.

General and Administrative

General and administrative expenses mainly consist of payroll, rental expenses, professional fee, bank charges and exchange gain or loss on foreign currency.

General and administrative expenses for the nine months ended December 31, 2015 were $648,052, a decrease of $53,202 or 8% from $701,254 for the comparable period in 2014. The decrease was primarily attributable to cost savings.

Other Expense

Other expenses (after netting of other income) for the nine months ended December 31, 2015 were $192,831, an increase in other expenses of $157,994 or 453% from other expenses of $34,837 for the comparable period in 2014. The increase in other expenses was due to a net effect of a decrease in one item of other income which is handling charges for inspection of goods for a customer.

(Loss) / Income before income tax

Loss before income tax for the nine months ended December 31, 2015 was $736,423, a decrease of in income of $807,976 or 1129%compared to income of $71,553 for the comparable year in 2014. The decrease in income was primarily due to a decrease in sales.

Net (loss) / income

Net loss for the nine months ended December 31, 2015 was $736,423, a decrease in income of $807,976 or 1129% times from net income of $71,553 for the comparable period in 2014. The decrease in income was primarily due to a decrease in revenue as discussed above

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the nine months ended December 31, 2015 were $101,506 and decreased to $5,308 at the end of the period, a decrease of $96,198. The decrease was primarily attributable to net cash used in repayment of revolving line of credit..

Net cash provided by / (used in) operating activities

Net cash provided by operating activities for the nine months ended December 31, 2015 was $914,112, an increase of $889,932 or 368% from cash provided by operating activities of $24,180 for the comparable period in 2014. This increase was primarily attributable to an increase in cash inflow from customers and a decrease in cash outflow to suppliers.

Net cash (used in) / provided by investing activities

Net cash used in investing activities was $1,374 and $7,688 for the nine months ended December 31, 2015 and 2014, respectively. The decrease of $6,314 in net cash used in investing activities was mainly attributable to a decrease in purchase of office equipment.

Net cash provided by / (used in) financing activities

Net cash used in financing activities for the nine months ended December 31, 2015 was $1,010,283, a decrease of $1,010,802 or 1948%, from cash provided by financing activities of $519 for the comparable period in 2014.  The decrease in cash provided by financing activities was primarily attributable to an increase in repayments of our revolving lines of credit.

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

As of December 31, 2015 and March 31, 2015, the accounts receivable balance transferred from Customer A to Party B was $0 and $0 respectively. The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of December 31, 2015
	Customer A	Party B
Accounts receivable	$800,537	$2,971,000
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	-	-
Accounts receivable, net	$800,537	$2,971,000

	As of March 31, 2015
	Customer A	Party B
Accounts receivable	$-	$4,550,193
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	-	-
Accounts receivable, net	$-	$4,550,193

As of December 31, 2015 and March 31, 2015, the aging analysis of Party B is as follow:

	As of
	December 31, 2015	March 31, 2015
0-90 days	$333,481	$1,795,859
91-180 days	3,170	808,197
181-270 days	464,516	804,581
271-360 days	596,542	776,095
Over 360 days	1,573,293	365,461
Total	$2,971,000	$4,550,193

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $1,624,486 and $2,231,365 at December 31, 2015 and March 31, 2015, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of December 31, 2015, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

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

At September 30, 2015, the Company had aggregate secured banking facilities of $3,803,996 in which $1,325,775 was unused.

Financing Arrangement

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings with interest rate at 12% per annum, and the interest is required to pay monthly.

As of September, 2015 and March 31, 2015, the outstanding balance was $914,649 and $876,714, respectively.

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

Our accounts receivable balance as at December 31, 2015 is $4,694,473. Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw from the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2015 based on the material weaknesses defined below.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's fiscal quarter ended December 31, 2015 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

