Form 10-K
period 2016-03-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2017-01-27
CIK 1417172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

☐    Yes           ☒    No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2015 was $35,750, which was computed by reference to the closing price of $0.01 on September 30, 2015.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.        ☐  Yes                ☐  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2016, there were 23,725,000 shares of common stock, par value $0.001 issued and outstanding. As of January 26, 2017 there are presently 23,725,000 shares of common stock, par value $0.001 issued and outstanding.

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

Our Business

Overview

Since inception, the Company has engaged in the import/export of various species of wood logs and veneers from the United States, Africa, Europe and Southern China.  As a natural resource, wood is available in many species.  We spend time researching the various species that will best fit the needs of our customers and the availability of the raw wood.  Different woods have different geographical, seasonal, and cutting season variables.  The decisions we make regarding these three differences are crucial to our business.

Our business is comprised of trading raw material such as logs, lumber and veneer.   We collect information from our customers and their demands for wood and veneers.  Our buyer then determines the best source to obtain the wood.  Since wood has historically been susceptible to trends that may last up to a decade, it is necessary for us to keep abreast of the current market trends in the demand for wood.  As a result of the ever changing trend in demand for wood, negotiation of prices and the terms of trade must be completed prior to the execution of any purchase.

The raw wood materials we import/export are used in furniture, molding, flooring, furnishings, doors, and musical instruments. We trade our products primarily to importers or distributors.

Principal Products

We import wood logs, lumber and veneer from various countries and regions, including the United States, Africa, Europe and Southern China. These imports are used in wood products such as furniture, flooring, wooden doors and musical instruments.  Currently we export approximately 40% of our products to several distributors in China, with the remaining 60% exported to approximately a dozen of customers located throughout the world, including India, Italy, and the United Arab Emirates.

Approximately 25% of the wood products we trade are various species of logs, 60% are veneer and 15% is lumber.

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

Customers

For this fiscal year we focus on two major customers in Southern China. While approximately 25% of our business is generated from these two distributors, these relationships are long-term and have become mutually beneficial. We have also expanded our business with India which is also in shortage of wood resource to meet its increasing demand.

Suppliers

We work with more than 20 different suppliers throughout the world. We maintain a strong relationship with our suppliers and their trust and willingness to work with us has given us a competitive edge over other companies in our industry trading companies.

For the years ended March 31, 2016 and 2015, our principal supplier, which accounted for 28% and 26% of our purchase from China and Europe respectively.

Research and Development

During the last two fiscal years no money was spent directly on research and development.

We have, however, spent more than $50,000 for our President and other personnel to inspect wood from different suppliers and develop new sourcing in Africa, Europe, New Zealand, and for business development in China and India.

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

Employees

As of March 31, 2016, we have 7 regular paid full-time employees. We currently have no key employees, other than Mr. Lee, our President and Chairman of the Board, and Ms. Law, a Director. Our employees are paid regular salaries for their employment with GDWPCL.

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

Risks Related To Our Business

We engage in importing/exporting wood products which involves a high degree of risk.

The wood importing/exporting industry is significantly affected by changes in economic and other conditions, such as:

•	Geographical availability;

•	Seasonal availability;

•	Cutting seasons;

•	The popularity of a wood species at any a given time; and

•	Macroeconomic cycles.

These factors can negatively affect the supply of, demand for and pricing of our wood products. We are also subject to a number of factors, many of which are beyond our control, including:

•	Delays in suppliers’ delivery of the raw materials to us;

•	Changes in governmental regulations regarding the importing and exporting of our products;

•	Increases in shipping costs; and

•	A shortage of raw wood.

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

We currently rely on three customers for a majority of our revenue.

We currently rely on 3 customers for approximately 41% and 34%   of our revenue for the fiscal year ended March 31, 2016 and 2015, respectively.  Any disruption in the relationships between us and these clients would adversely affect our business.  In the event of any disruption and loss of business from one or both of these clients, purchasers of our stock would be at risk to lose most or all of their investment. The revenue generated from each of them is as below:

	Years ended March 31,
	2016	2015

東莞市厚街波濤木業經營部 (Dongguan City Hou Street Botao Wood Business Department)	$1,360,796	$1,132,073
Guangjin Wood Company	456,320	-
Shanghai Keerun Industrial Co., Ltd.	-	1,329,156
Chabros Timber Trading L.L.C	-	1,022,939

Total:	$1,817,116	$3,484,168

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

On January 30, 2013, the Company executed an Employment Agreement with Mr. Kwok Leung Lee, chief executive officer of the Company. The agreement, which has a term of 3 years, provides for annual compensation to Mr. Lee of HK$487,500 (approximately equal to $62,897). The agreement also provided for the Company’s issuance of 2,000,000 shares of the Company’s Series A Convertible Preferred Stock to Mr. Lee at a price of $0.25 per share (representing the equivalent number of common stock at $0.005 per share). As of March 31, 2016 and 2015, the Company had a total of 2,000,000 shares of its preferred stock issued and outstanding.

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

As of March 31, 2016, there were 23,725,000 shares of our common stock issued and outstanding. Our officers and directors beneficially own approximately 85% of our common stock. Mr. Kwok Leung Lee, our President, beneficially owns approximately 85% of our common stock. As a result, he is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. Yet Mr. Lee’s interests may differ from those of other stockholders. Furthermore, ownership of 85% of our common stock by our officers and directors reduces the public float and liquidity, and may affect the market price, of our common stock as quoted on the middle tier of the OTC Markets Group, Inc., or OTCQB.

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

On January 26, 2011, the High Court of the Hong Kong Special Administrative Region granted leave to Mr. Yip and CCGL to set the case down for a 7-day trial. The hearing occurred in October 2013.

On June 30, 2015, the High Court of the Hong Kong Special Administrative Region dismissed the claim of Mr. Yip and CCGL and allowed Mr. Lee and GDWPCL’s counterclaim by granting an award of US$350,000 with interest and legal costs.

On March 17, 2014, Paul Stamper (“Plaintiff”) filed a complaint (the “Complaint”) against, among other parties, GDWPCL, in the Hendricks Superior Court located in Hendricks County in the State of Indiana, Case No. 32D05-1403-MI-70 (the “Indiana Case”), seeking, among other things, enforcement of a judgment entered into against all defendants on December 8, 2011 in Wabash County Circuit Court, Case No. 85C01-1112-MI-1013, in the aggregate principal amount of $42,697.14 plus interest and costs (the “Judgment”).   The Company, its officers and directors deny the material allegations of the Complaint since the Company does not conduct business in the State of Indiana and intend to vigorously defend itself in this action.

On January 26, 2016, Plaintiff and Ka L. Lee entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to resolve certain disputes between the parties which are the subject of the Indiana Case. Pursuant to the Settlement Agreement, Plaintiff agreed to authorize its counsel to file a stipulation dismissing the Complaint and Judgment with Prejudice and both parties agreed to mutually release and discharge each other of and from any and all actions, claims and demands whatsoever arising out of or in any way related to the Complaint and Judgment.

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

As of June 30, 2016, we had approximately 34 shareholders of record of our common stock, including the shares held in street name by brokerage firms. And as of January 26, 2017, we had approximately 34 shareholders of record of our common stock, including the shares held in street name by brokerage firms

Penny Stock Regulations

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

Dividends

Cash dividends have not been paid during the fiscal years ended March 31, 2015 and 2016. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended March 31, 2016.

Equity Compensation Plan Information

The table set forth below provides information as of March 31, 2016 with respect to shares of common stock that may be issued under the Company’s existing equity plans. For additional information, see “Item 11 – Executive Compensation”.

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

Except as otherwise indicated by the context, references in this Form 10-K to “we,” “us,” “our,” “the Registrant”, “Green Dragon”, “our Company,” or “the Company” are to Green Dragon Wood Products, Inc., a Florida corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

Results of Operations

For the Year Ended March 31, 2016 as Compared to the Year Ended March 31, 2015

The following table summarizes the results of our operations during the years ended March 31, 2016 and 2015, and provides information regarding the dollar and percentage increase or (decrease) from the year ended March 31, 2016 to the year ended March 31, 2015.

	Year Ended
	March 31,		$Increase/	%Increase/
	2016	2015	(Decrease)	(Decrease)

Revenue, net	$4,335,377	$10,451,225	$(6,115,848)	(59)%
Cost of Revenue	(3,949,792)	(9,540,987)	(5,591,195)	(59)%
Gross Profit	385,585	910,238	(524,653)	(58)%

General and Administrative Expenses	2,888,498	977,808	1,910,690	195%
Total Operating Expenses	2,888,498	977,808	1,910,690	195%
Loss from Operations	(2,502,913)	(67,570)	2,435,343	3604%
Other Income	383,166	4,885	378,281	77.44%
Loss before Income Tax	(2,119,747)	(62,685)	2,057,062	3282%
Income Tax Expense	-	-	-	-
Net Loss	$(2,119,747)	$(62,685)	$2,057,062)	3282%

Revenue

Revenue for the year ended March 31, 2016 was $4,335,377, a decrease of $6,115,848 or 59 % from $10,451,225 for the comparable period in 2015. This decrease was primarily attributable to the decrease of export business to India.

Cost of revenue and gross profit

Cost of revenue for the year ended March 31, 2016 was $3,949,792, a decrease of $5,591,195 or 59 % from $9,540,987 for the comparable period in 2015. This decrease was primarily attributable to a decrease in sales.

Gross profit for the year ended March 31, 2016 was $385,585, a decrease of $524,653 or 58% from $910,238 for the comparable period in 2015. This decrease was primarily attributable to a decrease in revenue. The gross profit margin for the year ended March 31, 2016 maintains 9% for the comparable period in 2015.

General and Administrative

General and administrative expenses for the year ended March 31, 2016 was $2,888,498, an increase of $1,910,690 or 195% from $977,808 for the comparable period in 2015. This increase was primarily attributable to increase of provision for doubtful accounts of $2,000,000.

Other Income/(Expense)

Other income for the year ended March 31, 2016 was $383,166, an increase $378,281 in other income or around 18 times from other expense of $4,885 for the comparable period in 2015. The increase in income was primarily attributable to gain in foreign exchange currency.

Loss before income tax

Loss before income tax for the year ended March 31, 2016 was $2,119,747, an increase in loss of $2,057,062 or around 3282% from $62,685 for the comparable year in 2015. The increase in loss was due to a decrease in sales and increase from allowance for doubtful accounts.

Net loss

Net loss for the year ended March 31, 2016 was $2,119,747, an increase in loss of $2,057,062 or around 3282% from loss of $62,685 for the comparable period in 2015. This increase loss was due primarily to the decrease from sales and increase of provision for doubtful accounts.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the year ended March 31, 2016 was $41,438, a decrease of $60,068 or 59 % compared of $101,506 for the comparable year in 2015. The decrease was primarily attributable to the decrease in accrued liabilities and other payables.

Net cash provided by operating activities

Net cash provided by operating activities for the year ended 31, 2016 was $1,723,450, an increase in cash inflow of $1,634,837 set off by cash used in operating activities of $88,613 for the comparable period in 2015.  The increase was primarily attributable an increase in allowance for doubtful accounts of $2,000,000 and a decrease in cash outflow of $590,032 in accounts receivable and $762,666 in accounts payable.

Net cash (used in investing activities

Net cash outflow used in investing activities was $1,373 and $7,752 for the year ended March 31, 2016 and 2015, respectively. The decrease was primarily attributable to $6,379 in proceeds from the purchase of plant and equipment.

Net cash used in financing activities

Net cash used in financing activities for the year ended March 31, 2016 was $1,781,774, a decrease in cash outflow of $1,777,514 or $417 times from cash provided by financing activities of $4,260 for the comparable period in 2015.  The decrease in cash used in financing activities was primarily attributable to net repayment of proceeds from revolving lines of credit.

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

As of March 31, 2016 and 2015, the accounts receivable balance transferred from Customer A to Party B was $800,113 and $0, respectively. The accounts receivable balances of Customer A and Party B under the tri-partite settlement arrangement is presented as follows:

	As of March 31, 2016
	Customer A	Party B
Accounts receivable	$800,113	$1,080,984
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	(800,113)	800,113
Accounts receivable, net	$-	$1,881,097

	As of March 31, 2015
	Customer A	Party B
Accounts receivable	$-	$4,550,193
Accounts payable	-	-
Add (less): Transfer of accounts receivable from Customer A to Party B	-	-
Accounts receivable, net	$-	$4,550,193

As of March 31, 2016 and 2015, the aging analysis of Party B is as follow:

	As of
	March 31, 2016	March 31, 2015
0-90 days	$798,842	$1,795,859
91-180 days	125,570	808,197
181-270 days	-	804,581
271-360 days	-	776,095
Over 360 days	2,956,685	365,461
	3,881,097	4,550,193
Less: allowance for doubtful accounts	(2,000,000)	-
Total	$1,881,097	$4,550,193

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $254,493 and $2,231,365 at March 31, 2016 and 2015, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of March 31, 2015, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of March 31, 2016, the Company has a revolving line of credit with DBS Bank (Hong Kong) Limited with an outstanding balance of $881,815, a revolving line of credit with Industrial and Commercial Bank of China (Asia) Limited with an outstanding balance of $635,703, a revolving line of credit with Shanghai Commercial Bank with an outstanding balance of $447,739, and a trade financing payable to Tai Wah Timber Factory Limited in an aggregate of $671,803. We will require additional fund if we were to expand our business.

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

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$6,400,000 (approximately $825,000), which bears interest at a rate of 1% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms. Mei Ling Law and Mr. Kwok Leung Lee, directors and in the case of Mr. Lee, President of the Company.

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

As of March 31, 2016 and 2015, the outstanding balance was $671,803 and $876,714.

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

Our accounts receivable balance as at March 31, 2016 is $2,422,541.  Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed. We draw from the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations. We pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

Our audited consolidated financial statements for the fiscal years ended March 31, 2016 and 2015, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

GREEN DRAGON WOOD PRODUCTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Green Dragon Wood Products, Inc.

We have audited the accompanying consolidated balance sheets of Green Dragon Wood Products, Inc. and its subsidiaries (“the Company”) as of March 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in stockholders’ equity for the years ended March 31, 2016 and 2015. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and 2015 and the results of operations and cash flows for the years then ended and in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China
January 27, 2017

15th Floor, Aubin House, 171-172 Gloucester Road, Wan Chai, Hong Kong
Tel : (852) 2573 2296 Fax : (852) 3015 3860	http://www.hkcmcpa.us

GREEN DRAGON WOOD PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$41,438	$101,506
Restricted cash	266,053	403,924
Accounts receivable, net	2,422,541	5,607,509
Amount due from a director	69,972	172,430
Prepayments, deposits and other receivables	1,995,852	1,834,268

Total current assets	4,795,856	8,119,637

Non-current assets:
Plant and equipment, net	7,907	24,623

TOTAL ASSETS	$4,803,763	$8,144,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$2,637,060	$4,646,461
Accounts payable, trade	1,144,436	518,776
Obligation under finance lease	13,193	12,703
Accrued liabilities and other payables	746,674	710,332

Total current liabilities	4,541,363	5,888,272

Long-term liabilities
Obligation under finance lease	5,641	18,833

Total liabilities	4,547,004	5,907,105

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 2,000,000 and 2,000,000 shares issued and outstanding, respectively	$2,000	$2,000
Common stock, $0.001 par value; 450,000,000 shares authorized; 23,725,000 and 23,725,000 shares issued and outstanding, respectively	23,725	23,725
Additional paid-in capital	1,236,400	1,236,400
Subscription receivable	(100,000)	(100,000)
Deferred stock-based compensation	-	(139,725)
Accumulated other comprehensive loss	(16,838)	(16,464)
(Accumulated loss) retained earnings	(888,528)	1,231,219

Total stockholders’ equity	256,759	2,237,155

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,803,763	$8,144,260

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended March 31,
	2016	2015

Revenues, net	$4,335,377	$10,451,225

Cost of revenue	(3,949,792)	(9,540,987)

Gross profit	385,585	910,238

Operating expenses:
General and administrative	2,888,498	977,808

Total operating expenses	2,888,498	977,808

LOSS FROM OPERATIONS	(2,502,913)	(67,570)

Other income (expense):
Foreign exchange loss, net	46,601	46,947
Interest income	482	1,561
Interest expense	(192,291)	(234,816)
Other income	528,374	191,193

LOSS BEFORE INCOME TAXES	(2,119,747)	(62,685)

Income tax expense	-	-

NET LOSS	$(2,119,747)	$(62,685)

Other comprehensive loss :
- Foreign currency translation loss	(374)	(9,704)

COMPREHENSIVE LOSS	$(2,120,121)	$(72,389)

Net loss per share – Basic and diluted	$(0.09)	$(0.00)

Weighted average common share outstanding – Basic and diluted	23,725,000	23,725,000

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,119,747)	$(62,685)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,086	17,218
Stock-based compensation	139,725	166,667
Allowance for doubtful accounts	2,000,000	-
Changes in operating assets and liabilities:
Accounts receivable	1,184,968	594,936
Prepayments, deposits and other receivables	(161,584)	(662,869)
Income tax recoverable	-	26,789
Accounts payable	625,660	(137,006)
Accrued liabilities and other payables	36,342	145,563
Net cash provided by operating activities	1,723,450	88,613

Cash flows from investing activities:
Purchase of plant and equipment	(1,373)	(7,752)
Net cash used in investing activities	(1,373)	(7,752)

Cash flows from financing activities:
Net (repayment of) proceeds from revolving lines of credit	(2,009,401)	204,750
Change in restricted cash	137,871	(8,031)
Repayment of finance lease	(12,702)	(12,231)
Advance from (repayment to) a director	102,458	(188,748)
Net cash used in financing activities	(1,781,774)	(4,260)

Effect of exchange rate changes on cash and cash equivalents	(371)	(9,692)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(60,068)	66,909

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	101,506	34,597

CASH AND CASH EQUIVALENTS, END OF YEAR	$41,438	$101,506

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$192,291	$234,816

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

								Accumulated	(Accumulated
					Additional		Deferred	other	loss)	Total
	Preferred stock		Common stock		paid-in	Subscription	stock-based	comprehensive	Retained	stockholders’
	No. of share	Amount	No. of share	Amount	capital	receivable	compensation	income (loss)	earnings	equity

Balance as of March 31, 2014	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(306,392)	$(6,760)	$1,293,904	$2,142,877

Amortization of deferred stock-based compensation	-	-	-	-	-	-	166,667	-	-	166,667

Net loss for the year	-	-	-	-	-	-	-	-	(62,685)	(62,685)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(9,704)	-	(9,704)

Balance as of March 31, 2015	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(139,725)	$(16,464)	$1,231,219	$2,237,155

Amortization of deferred stock-based compensation	-	-	-	-	-	-	139,725	-	-	139,725

Net loss for the year	-	-	-	-	-	-	-	-	(2,119,747)	(2,119,747)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(374)	-	(374)

As of March 31, 2016	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$-	$(16,838)	$(888,528)	$256,759

See accompanying notes to consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

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

As of March 31, 2016 and 2015, the Company maintained minimum cash balances of $266,053 and $403,924 in a pledged deposit account as collateral for the revolving lines of credit and long-term bank borrowings provided by the financial institutions in Hong Kong.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

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

•	Revenue recognition

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

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Cost of revenue

Cost of revenue includes cost of wood logs, wood lumber and wood veneers for re-sale to the customers, purchase returns and sales commission. Shipping and handling costs associated with the distribution of the products to the customers totaled approximately $158,533 and $542,329 for the years ended March 31, 2016 and 2015, respectively, which are recorded in cost of revenue.

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

For the years ended March 31, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2016, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the respective year:

	2016	2015
Year-end HK$: US$1 exchange rate	7.7545	7.7550
Annual average HK$: US$1 exchange rate	7.7567	7.7545

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the years ended March 31, 2016 and 2015, the Company operates one reportable business segment in Hong Kong.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

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

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

–	Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

–	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and; and

–	Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” providing guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to delay the effective date for interim and annual reporting periods beginning after December 15, 2017, with early adoption permissible one year earlier. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption. The Company has not yet selected a transition method and is currently evaluating the impact, if any, of the adoption of this newly issued guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update and amortization of the costs will continue to be reported as interest expense. For public companies, this update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and is to be applied retrospectively. Early adoption of this revised guidance is permitted for financial statements that have not been previously issued. The Company has elected to early adopt the revised guidance and as such debt issuance costs are now presented as a direct reduction of long-term debt on the Company’s Consolidated Balance Sheets, as further reflected in Note 8.

In July 2015, the FASB issued ASU 2015-011, “Simplifying the Measurement of Inventory (Topic 330).” This update requires inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2016. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This update will not have a material impact on the Company's consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805).” The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740).” This update simplifies the presentation of deferred income taxes, by requiring that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments may be applied prospectively or retrospectively. The Company early adopted ASU 2015-17 on a retrospective basis, and deferred taxes previously classified as components of current assets and current liabilities were reclassified to non-current assets and non-current liabilities, respectively, as of March 31, 2015 (see Note 13).

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). This update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This update is effective for reporting periods beginning after December 15, 2018, using a modified retrospective approach, with early adoption permitted. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)”. This update simplifies several aspects related to how share-based payments are accounted for and presented in the financial statements, including the accounting for forfeitures and tax-effects related to share-based payments at settlement, and the classification of excess tax benefits and shares surrendered for tax withholdings in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the potential impact that the adoption will have on its consolidated financial statements.

3.	ACCOUNTS RECEIVABLE

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

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,
	2016	2015

Accounts receivable, trade	$4,425,256	$5,610,224
Less: allowance for doubtful accounts	(2,002,715)	(2,715)
Accounts receivable, net	$2,422,541	$5,607,509

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the years ended March 31, 2016 and 2015, $2,000,000 and $0 provision for doubtful accounts was charged to operations.

4.	PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	As of March 31,
	2016	2015

Purchase deposits to vendors	$1,779,405	$1,436,365
Rental and utilities deposits	34,819	30,690
Other receivables	181,628	367,213

	$1,995,852	$1,834,268

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

5.	PLANT AND EQUIPMENT

Plant and equipment consisted of:

	As of March 31,
	2016	2015

Computer equipment	$76,493	$76,487
Leasehold improvement	26,612	26,610
Motor vehicle	50,003	50,000
Office equipment	14,501	12,801
	167,609	165,898
Less: accumulated depreciation	(159,702)	(141,275)

	$7,907	$24,623

Depreciation expense for the years ended March 31, 2016 and 2015 was $18,086 and $17,218, respectively.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.	REVOLVING LINES OF CREDIT

	As of March 31,
	2016	2015
Payable to financial institutions in Hong Kong:
DBS Bank (Hong Kong) Limited	$881,815	$2,164,025
Industrial and Commercial Bank of China (Asia) Limited	635,703	955,992
Shanghai Commercial Bank Limited	447,739	649,730
	1,965,257	3,769,747

Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	671,803	876,714

	$2,637,060	$4,646,461

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

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$6,400,000 (approximately $825,000), which bears interest at a rate of 1% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms. Mei Ling Law and Mr. Kwok Leung Lee, directors of the Company.

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

At March 31, 2016, the Company had aggregate banking facilities of $3,597,679 in which $1,632,422 is unused.

7.	AMOUNT DUE FROM A DIRECTOR

As of March 31, 2016 and 2015, the balance represented temporary advances made by the Company to Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment.

8.	OBLIGATION UNDER FINANCE LEASE

On February 20, 2013, the Company entered into a finance lease agreement with Wing Hang Bank Ltd to lease a motor vehicle. The lease has a term of 54 months expiring August 20, 2017 and provides for monthly lease payments of approximately $1,138 (HK$8,828).

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,
	2016	2015

Finance lease	$18,834	$31,536
Less: current portion	(13,193)	(12,703)

Non-current portion	$5,641	$18,833

As of March 31, 2016, the minimum remaining lease payments under this capital lease are as follows:

Year ending March 31:
2017	$13,660
2018	5,692
Total finance lease obligation	19,352
Less: interest	(518)

Long-term portion of net minimum lease payments	$18,834

9.	INCOME TAXES

For the years ended March 31, 2016 and 2015, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Years ended March 31,
	2016	2015
Tax jurisdictions from:
– Local	$-	$-
– Foreign	(120,309)	(62,685)
Loss before income taxes	$(120,309)	$(62,685)

Provision for income taxes consisted of the following:

Years ended March 31,
	2016	2015
Current:
– Local	$-	$-
– Foreign	-	-

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$-	$-

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

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the years ended March 31, 2016 and 2015, the Company incurred no operation in the United States of America.

British Virgin Island

Under the current BVI law, GDII is not subject to tax on income or profit. For the years ended March 31, 2016 and 2015, GDII incurred no operation in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes from foreign operation for the years ended March 31, 2016 and 2015 are as follows:

	Years ended March 31,
	2016	2015

Income before income taxes	$(120,309)	$(62,685)
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory tax rate	(19,850)	(10,343)
Tax effect of non-taxable income	80	-
Tax effect of non-deductible expenses	2,984	-
Tax loss not recognized	16,786	10,343

Income tax expense	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of March 31, 2016 and 2015, no deferred tax assets or liabilities have been recognized.

10.	STOCKHOLDERS’ EQUITY

During the year ended March 31, 2016, the Company has the following stock transactions:

(a)	Preferred Stock – Series A Convertible Preferred Stock

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

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

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

For the years ended March 31, 2016 and 2015, the Company recorded $139,725 and $166,667 amortization of deferred compensation over its service period of 3 years, respectively. As of March 31, 2016, the deferred compensation was fully amortized, on a straight-line basis over its service period.

As of March 31, 2016 and 2015, the Company had a total of 2,000,000 shares of its preferred stock issued and outstanding.

(b)	Common Stock

As of March 31, 2016 and 2015, the Company had a total of 23,725,000 and 23,725,000 shares of its common stock issued and outstanding.

11.	SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Years ended March 31,
	2016	2015
Revenue, net:
- The PRC	$2,585,267	$6,857,746
- Middle East	40,421	1,205,600
- India	1,341,223	1,623,415
- Asia (excluding China)	127,389	568,370
- Others	241,077	196,094

	$4,335,377	$10,451,225

All of the Company’s long-lived assets are located in Hong Kong.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12.	PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $11,323  and $10,637 for the years ended March 31, 2016 and 2015, respectively.

13.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended March 31, 2016 and 2015, the customer who accounts for 10% or more of the Company's revenues and its outstanding balance at year-end date, are presented as follows:

	Year ended March 31, 2016		March 31, 2016
	Revenues	Percentage of revenues	Accounts Receivable

Customer B (Vendor A)	$1,360,796	31%	$1,881,097
Customer M	456,320	10%	73,024

Total:	$1,817,116	41%	$1,954,121

(b)	Major vendors

For the years ended March 31, 2016 and 2015, the vendor who accounts for 10% or more of the Company's purchases and its outstanding accounts payable at year-end date, are presented as follows:.

	Year ended March 31, 2016		March 31, 2016
	Purchase	Percentage of purchase	Accounts payable

Vendor A (Customer B)	$965,583	28%	-
Vendor B	358,028	10%	14,239
Vendor G	562,455	16%	232,708

Total:	$1,886,066	54%	$246,947

	Year ended March 31, 2015		March 31, 2015
	Revenues	Percentage of revenues	Accounts receivable

Vendor A (Customer B)	$2,329,708	26%	$-
Vendor H	1,544,386	17%	-

Total:	$3,874,094	43%	$-

(c)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(d)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from revolving lines of credit and bank borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2016 and 2015, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 6 and 8.

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

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2017. Total rent expenses for the years ended March 31, 2016 and 2015 was $155,988 and $130,819, respectively.

As of March 31, 2016, the Company has future minimum rental payments of $58,401 under various non-cancelable operating leases in the next twelve months.

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

On June 30, 2015, the High Court of the Hong Kong Special Administrative Region dismissed the claim of Mr. Yip and CCGL and allowed Mr. Lee and GDWPCL’s counterclaim by granting an award of $350,000 with interest and legal costs.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(ii) On March 17, 2014, Paul Stamper (“Plaintiff”) filed a complaint (the “Complaint”) against, among other parties, GDWPCL, in the Hendricks Superior Court located in Hendricks County in the State of Indiana, Case No. 32D05-1403-MI-70, seeking, among other things, enforcement of a judgment entered into against all defendants on December 8, 2011 in Wabash County Circuit Court, Case No. 85C01-1112-MI-1013, in the aggregate principal amount of $42,697 plus interest and costs (the “Judgment”). The Company, its officers and directors deny the material allegations of the Complaint since the Company does not conduct business in the State of Indiana and intend to vigorously defend itself in this action.

On January 26, 2016, Plaintiff and Ka L. Lee entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to resolve certain disputes between the parties which are the subject of the Indiana Case. Pursuant to the Settlement Agreement, Plaintiff agreed to authorize its counsel to file a stipulation dismissing the Complaint and Judgment with Prejudice and both parties agreed to mutually release and discharge each other of and from any and all actions, claims and demands whatsoever arising out of or in any way related to the Complaint and Judgment

As of March 31, 2016, in the opinion of Company’s management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

Other than as disclosed above, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

(c)	Contractual commitment

The Company is committed to a series of 22 structured foreign exchange contracts with DBS bank to hedge the fluctuation between USD and RMB for a term of period from November 2013 to August 2015, monthly expiry. As of March 31, 2016, 22 contracts were fully executed.

On April 2015, the Company is committed to a series of 20 foreign exchange contracts with DBS bank to hedge the fluctuation between USD and RMB for a term of period from September 2015 to April 2017, monthly expiry. As of March 31, 2016, 7 contracts were fully executed and the remaining 13 contracts are outstanding. The Company expects no material contingent loss from these committed contracts in the next twelve months.

15.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “ Subsequent Events ”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2016 up through the date was the Company issued the audited consolidated financial statements.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets,

•	provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of March 31, 2016, based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2016.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2016:

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

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position/Title

Kwok Leung Lee	49	President, Secretary, Treasurer, and Chairman of the Board

Mei Ling Law	71	Director

Our directors hold office until the next annual meeting of our shareholders and until their successors have been qualified after being elected or appointed. Our officers serve at the discretion of our Board of Directors.

Set forth below is biographical information about our current directors and executive officers:

Kwok Leung Lee has served as our President/Chairman of the Board of Directors since September 1998. Mr. Lee, also known as Stephen Lee, is a graduate of Michigan State University with a Bachelor Degree in Social Sciences.  He received a Master of Science in Management from Shiga University in Japan in 1993 with a specialization in management and economics.  Mr. Lee is fluent in Chinese, Japanese and English. Mr. Lee has traveled extensively worldwide for Green Dragon handling purchasing, negotiations with client companies, logistics, and administration and finance.  He has more than thirteen (13) years of diverse product knowledge and global experience in wood products ranging from softwood to hardwood, log to lumber to veneer.  His experience extends to furniture, flooring, interior decoration, musical instruments, and sports equipment.

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

The board held 4 meetings during the fiscal year of 2016.  These meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 100 % of the total number of meetings of the board during the year. Our non-management directors did not meet in executive session during the fiscal year of 2016.

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

Nominating Procedures

During the fiscal year ended March 31, 2016, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

The following table sets forth information concerning the annual and long-term compensation of our President, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years March 31, 2016 and 2015.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Kwok Leung Lee,	2016	63,705	-0-	166,667	-0-	-0-	-0-	79,351	309,723
President and Director	2015	63,696	-0-	166,667	-0-	-0-	-0-	77,618	307,981

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

Compensation of Directors

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2016 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Mei Ling Law	$13,935	$-	$13,935

Outstanding Equity Awards at Fiscal Year-End

None.

Pension and Retirement Plans

The Company’s subsidiary participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance “MPF Scheme” for all its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Company’s subsidiary operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of approximately $3,224 (equivalent to HK$25,000). The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company, but the benefits are required by law to be preserved until the retirement age of 65. The only obligation of the Company with respect to MPF Scheme is to make the required contributions under the plan. The assets of the schemes are controlled by trustees and held separately from those of the Company. The total contributions made for MPF Scheme were $11,323  and $10,637 for the years ended March 31, 2016 and 2015, respectively.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our President and (iv) all executive officers and directors as a group as of March 31, 2016

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)

Directors and Executive Officers

Common Stock	Kwok Leung Lee Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong	20,120,000	97.08	%(3)

Common Stock	Mei Ling Law (2) Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong	30,000	*
Series A Preferred Stock (3)	Kwok Leung Lee Unit 312, 3rd Floor, New East Ocean Centre, 9 Science Museum Road, Kowloon, Hong Kong	2,000,000	100%
All Directors and Executive Officers as a Group (2 persons)

Common Stock		20,150,000	97.11	%(3)
Series A Preferred Stock		2,000,000	100%

* Less than 1%

(1)

Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

In determining the percent of common stock owned by a person or entity on March 31, 2016, (a) the numerator is the number of shares of the class beneficially owned by such person and includes shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security, and (b) the denominator is the sum of (i) the shares of that class outstanding on March 31, 2016 and (ii) the total number of shares that the beneficial owner may acquire upon conversion or exercise of a derivative security within such 60 day period. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(2)	Mei Ling Law, a director, is the mother of our President and Chairman of the Board, Kwok Leung Lee.

(3)	The Series A Preferred Stock is convertible, at the option of Mr. Lee, in three equal parts, with one-third being convertible on each of the first, second and third anniversary of the Agreement, respectively. Each share of Series A Preferred Stock shall carry 50 votes and shall be convertible into 50 shares of the Company’s common stock. Notwithstanding the foregoing, upon the occurrence of either (i) the Company attaining an audited net income of $500,000 in the fiscal year ended March 31, 2014 or the Company attaining an audited gross revenue of $17,500,000 in the fiscal year ended March 31, 2014, or (ii) the Company attaining an audited net income of $750,000 in the fiscal year ended March 31, 2015 or (iii) the Company attaining an audited gross revenue of $20,000,000 in the fiscal year ended March 31, 2015 and the market price of the Company’s Common Stock on the date of conversion is equal to or greater than $0.25, all shares of Series A Preferred Stock held by Executive shall immediately be convertible. If prior to the third anniversary of the Mr. Lee’s employment, there is a sale, conveyance or disposition of all of the assets of the Company, an effectuation by the Company of a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of, or a consolidation, merger or other business combination of the Company with or into any other individual, corporation, limited liability company, partnership, association, trust or other entity or organization where the Company is not the survivor, then Mr. Lee shall be entitled to convert all shares of Series A Preferred Stock then owned as of such date. Based on the foregoing, all the 2,000,000 Series A Preferred Stock is presently convertible into 100,000,000 shares of Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

To the best of our knowledge there are no transactions in our fiscal year ended March 31, 2016 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

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

Audit Fee

The Company incurred, in the aggregate, approximately $20,000 and $20,000 for professional services rendered by its independent registered public accounting firm for the audit of the Company’s annual financial statements for the years ended March 31, 2016 and 2015, respectively, and for the reviews of the financial statements included in its Quarterly Reports on Form 10-Q during these fiscal years.

Audit-Related Fees

The Company did not incur any fees from its independent registered public accounting firm for audit-related services during the years ended March 31, 2016 and 2015.

Tax Fees

The Company did not incur any fees from its independent registered public accounting firm for tax compliance or tax consulting services during the years ended March 31, 2016 and 2015.

All Other Fees

The Company did not incur any fees from its independent registered public accounting firm for services rendered to Green Dragon, other than the services covered in "Audit Fees" and “Audit-Related Fees” for the fiscal years ended March 31, 2016 and 2015.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation – Hong Kong.(1)

3.2	Articles of Incorporation – British Virgin Islands. (1)

3.3	Articles of Incorporation – Florida. (1)

3.4	Certificate of Amendment to the Company’s Articles of Incorporation, as amended filed with the Secretary of State of the State of Florida on February 1, 2013 designating the Company’s Series A Preferred Stock (4)

3.5	Bylaws. (1)

10.1	Share Exchange Agreement, dated May 30, 2007, by and between Fit Sum Group Limited, Inc., a British Virgin Islands corporation and Green Dragon Wood Products Co. Limited, a Hong Kong company. (1)

10.2	Share Exchange Agreement, dated September 26, 2007, by and between Green Dragon Wood Products, Inc., a Florida corporation and Fit Sum Group Limited, a British Virgin Islands company. (1)

10.3	Banking Facilities Agreement, dated June 8, 2009, by and between Green Dragon Wood Products Co., Limited and Shanghai Commercial Bank Ltd. (2).

10.4	Banking Facilities Agreement, dated December 21, 2009, by and between Green Dragon Wood Products Co., Limited and Hongkong and Shanghai Banking Corporation Ltd. (2).

10.5	Banking Facilities Agreement, dated December 21, 2009, by and between Green Dragon Wood Products Co., Limited and Hongkong and Shanghai Banking Corporation Ltd. (2).

10.6	Banking Facilities Agreement, dated August 23, 2011, by and between Green Dragon Wood Products, Inc. and Tai Wah Timber Factory Limited (3).

10.7	Employment Agreement, effective January 30, 2013, by and between Green Dragon Wood Products, Inc. and Kwok Leung Lee (4).

10.8	Subscription Agreement, dated January 30, 2013, by and between Green Dragon Wood Products, Inc. and Kwok Leung Lee (4).

10.9	Tenancy Agreement, dated April 8, 2013, by and between Luckon Technologies Limited and Green Dragon Wood Products Co. Limited (5)

10.10	Agreement of Collection and Transfer of Payment, dated March 1, 2010, by and among Green Dragon Wood Products Co. Ltd., Dongguan Rong Ze Trading Co. Ltd. and Dongguan Houjie Bo Tao Wood Trading Office (5)

10.11	Credit Facilities Agreement, dated April 27, 2014, by and between Green Dragon Wood Products Co., Limited and ICICI Bank Limited. (6)

14.1	Code of Ethics.(1)

21.1	List of Subsidiaries (filed herewith)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the exhibit to our registration statement on Form SB-2 filed with the SEC on December 11, 2007.
(2)	Incorporated by reference to the exhibit to our annual report on Form 10-K filed with the SEC on July 14, 2010.
(3)	Incorporated by reference to the exhibit to our annual report on Form 10-K filed with the SEC on July 15, 2011.
(4)	Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on February 8, 2013.
(5)	Incorporated by reference to the exhibit to our quarterly report on Form 10-Q filed with the SEC March 7, 2014.
(6)	Incorporated by reference to the exhibit to our annual report on Form 10-K filed with the SEC on July 15, 2014

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN DRAGON WOOD PRODUCTS, INC.

Date: January 27, 2017	By:	/s/ Kwok Leung Lee
Kwok Leung Lee
President (principal executive, financial and accounting officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kwok Leung Lee	President and Chairman of the Board (principal executive, financial and accounting officer)	January 27, 2017
Kwok Leung Lee

/s/ Mei Ling Law	Director	January 27, 2017
Mei Ling Law

