Form 10-Q
period 2016-06-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2017-01-27
CIK 1417172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

The number of shares of common stock issued and outstanding as of June 30, 2016 is 23,725,000. The number of shares of common stock issued and outstanding as of January 26, 2017 is 23,725,000.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2016	March 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$520	$41,438
Restricted cash	-	266,053
Accounts receivable, net	2,887,991	2,422,541
Amount due from a director	-	69,972
Prepayments and other receivables	2,031,476	1,995,852

Total current assets	4,919,987	4,795,856

Non-current assets:
Plant and equipment, net	4,993	7,907

TOTAL ASSETS	$4,924,980	$4,803,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,863,449	$2,637,060
Account payable, trade	1,413,662	1,144,436
Accrued liabilities and other payables	1,269,735	746,674
Amount due to a director	166,850	-
Obligation under finance lease	13,308	13,193

Total current liabilities	4,727,004	4,541,363

Non-current liabilities:
Obligation under finance lease	2,265	5,641

TOTAL LIABILITIES	4,729,269	4,547,004

Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 preferred shares authorized; Series A convertible Preferred Stock, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common stock, $0.001 par value; 23,725,000 shares issued and outstanding, respectively	23,725	23,725
Additional paid-in capital	1,236,400	1,236,400
Subscription receivable	(100,000)	(100,000)
Accumulated losses	(949,314)	(888,528)
Accumulated other comprehensive loss	(17,100)	(16,838)

Total stockholders’ equity	195,711	256,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,924,980	$4,803,763

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,
	2016	2015

REVENUE, NET	$494,300	$1,969,142

COST OF REVENUES	(425,739)	(1,683,167)

GROSS PROFIT	68,561	285,975

General and administrative expenses	124,296	213,752

(LOSS) INCOME FROM OPERATIONS	(55,735)	72,223

Other (expense) income:
Foreign exchange gain (loss)	11,780	(39,951)
Interest income	105	106
Interest expense	(47,770)	(56,984)
Other income	30,834	25,958

Total other expense	(5,051)	(70,871)

(LOSS) INCOME BEFORE INCOME TAXES	(60,786)	1,352

Income tax expense	-	-

NET (LOSS) INCOME	$(60,786)	$1,352

Other comprehensive income:
– Foreign currency translation adjustment	(262)	949

COMPREHENSIVE (LOSS) INCOME	$(61,048)	$2,301

Net (loss) income per share:
– Basic	$(0.00)	$0.00
– Diluted	$(0.00)	$0.00

Weighted average common shares outstanding:
– Basic	23,725,000	23,725,000
– Diluted	23,725,000	23,725,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,
	2016	2015

Cash flows from operating activities:
Net (loss) income	$(60,786)	$1,352
Adjustments to reconcile net income to net cash generated from operating activities
Depreciation and amortization	2,909	4,597
Stock-based compensation	-	41,553
Change in operating assets and liabilities:
Accounts receivable	(465,450)	515,839
Prepayments, deposits and other receivables	(35,624)	183,383
Accounts payable, trade	269,226	76,174
Accrued liabilities and other payables	523,061	45,852

Net cash generated from operating activities	233,336	868,750

Cash flows from investing activities:
Purchase of plant and equipment	-	(1,374)

Net cash used in investing activities	-	(1,374)

Cash flows from financing activities:
Repayment of short-term borrowings	(773,611)	(855,980)
Change in restricted cash	266,053	762
Repayment of finance lease	(3,261)	(3,119)
Advance from (repayment to) a director	236,822	(98,898)

Net cash used in financing activities	(273,997)	(957,235)

Effect on exchange rate change on cash and cash equivalents	(257)	940

NET CHANGE IN CASH AND CASH EQUIVALENTS	(40,918)	(88,919)

BEGINNING OF PERIOD	41,438	101,506

END OF PERIOD	$520	$12,587

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for tax	$-	$-
Cash paid for interest	$47,770	$56,984

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in	Subscription	Accumulated other comprehensive	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	receivable	(loss) gain	earnings	equity

Balance as of April 1, 2016	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(16,838)	$(888,528)	$256,759

Net loss for the period	-	-	-	-	-	-	-	(60,786)	(60,786)

Foreign currency translation adjustment	-	-	-	-	-	-	(262)	-	(262)

Balance as of June 30, 2016	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	(100,000)	(17,100)	(949,314)	195,711

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016

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

In the opinion of management, the consolidated balance sheet as of March 31, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2017 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2016.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2016

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

Depreciation expense for the three months ended June 30, 2016 and 2015 was $2,909 and $4,597, respectively.

•	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of June 30, 2016 and 2015.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016

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

For the three months ended June 30, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2016, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Net (loss) income per share

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the three months ended June 30, 2016 and 2015:

	June 30,
	2016	2015
Period-end HK$: US$1 exchange rate	7.7586	7.7519
Period average HK$: US$1 exchange rate	7.7605	7.7517

•	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three months ended June 30, 2016, the Company operates one reportable business segment in Hong Kong.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term borrowings): cash, accounts receivable, prepayments, deposits and other receivables, accounts payable, amount due to a director, income tax payable, accrued liabilities and other payable approximate at their fair values because of the short-term nature of these financial instruments. The fair value of the marketable securities is based on quoted prices in active exchange-traded or over-the-counter markets.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016

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

NOTE–4           ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. For the three months ended June 30, 2016 and 2015, no allowance for doubtful accounts was charged to operations.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	June 30, 2016	March 31, 2016
	(Unaudited)	(Audited)

Accounts receivable, cost	$4,890,706	$4,425,256
Less: allowance for doubtful accounts	(2,002,715)	(2,002,715)
Accounts receivable, net	$2,887,991	$2,422,541

NOTE–5           PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	June 30, 2016	March 31, 2016
	(Unaudited)	(Audited)

Purchase deposits to vendors	$1,870,239	$1,779,405
Rental and utilities	34,800	34,819
Other receivables	126,437	181,628
	$2,031,476	$1,995,852

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE–6           AMOUNT DUE TO A DIRECTOR

As of June 30, 2016, the balance represented temporary advances made to the Company by Mr. Lee, the director, which was unsecured, interest-free with no fixed terms of repayment. Imputed interest is not significant.

NOTE–7           SHORT-TERM BORROWINGS

Short-term borrowings consist of:

	June 30, 2016	March 31, 2016
	(Unaudited)	(Audited)
Payable to financial institutions in Hong Kong:
Revolving line of credits
DBS Bank (Hong Kong) Limited	$515,392	$881,815
Industrial and Commercial Bank of China (Asia) Limited	546,731	635,703
Shanghai Commercial Bank Limited	-	447,739
	1,062,123	1,965,257

Short-term bank borrowing
Shanghai Commercial Bank Limited	129,880	-

Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	671,446	671,803
	$1,863,449	$2,637,060

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The DBS Bank (Hong Kong) Limited (“DBS”) provides a credit facility for borrowings up to HK$14,000,000 (approximately $1,804,000) for up to 120 days generally with interest at (i) 1% per annum below Prime Rate for Hong Kong Dollar bills and (ii) Standard Bills Rate quoted by DBS from time to time for foreign currency bills on the outstanding amount from drawdown until repayment in full as conclusively calculated by DBS.

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$6,400,000 (approximately $825,000), which bears interest at a rate of 2% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms. Mei Ling Law and Mr. Kwok Leung Lee, directors of the Company.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $837,000), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. Since June 2016, the Company terminated the credit facility with Shanghai Commercial Bank Limited and released the restricted cash deposit accordingly.

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly and an interest of 12% per annum, payable monthly. Additional interest is charged on any overdue balance.

On June 30, 2016, the Company had aggregate secured banking facilities of $2,629,344 in which $1,567,221 is unused.

NOTE–8           INCOME TAXES

For the three months ended June 30, 2016 and 2015, the local (United States) and foreign components of (loss) income before income taxes were comprised of the following:

	Three months ended June 30,
	2016	2015
Tax Jurisdictions from:
-Local	$-	$-
-Foreign	(60,786)	1,352
(Loss) income before income taxes	$(60,786)	$1,352

Provision for income taxes consisted of the following:

Three months ended June 30,
	2016	2015
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$-	$-

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016

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

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the three months ended June 30, 2016 and 2015, the Company incurred no operation in the United States of America. GDWP is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the three months ended June 30, 2016 and 2015, GDI incurred no operation in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes from foreign operation for the three months ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30,
	2016	2015

(Loss) income before income taxes	$(60,786)	$1,352
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	(10,030)	223
Tax loss (utilized) not recognized as deferred tax assets	10,030	(223)

Income tax expenses	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of June 30, 2016 and March 31, 2016, therefore no deferred tax assets or liabilities have been recognized.

NOTE–9           STOCKHOLDERS’ EQUITY

a.           Preferred Stock - Series A Convertible Preferred Stock

As of June 30, 2016, the Company had a total of 2,000,000 shares of its preferred stock issued and outstanding.

b.           Common Stock

As of June 30, 2016, the Company had a total of 23,725,000 shares of its common stock issued and outstanding, respectively.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–10           SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended June 30,
	2016	2015
Revenue, net:
- The PRC (including Hong Kong)	$179,825	$1,220,062
- Middle East	1,440	40,447
- India	294,830	439,586
- Europe	-	24,650
- Other	18,205	244,397

Total	$494,300	$1,969,142

All of the Company’s long-lived assets are located in Hong Kong.

NOTE–11           CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)          Major customer

For the three months ended June 30, 2016 and 2015, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at period-end date, are presented as follows:

	Three months ended June 30, 2016		June 30, 2016
	Revenue	Percentage of revenue	Accounts receivable, net

Customer A	$77,662	16%	$78,073
Customer B (Vendor A)	179,825	36%	1,848,564
Customer C	114,388	23%	155,689

Total	$371,875	75%	$2,082,326

	Three months ended June 30, 2015		June 30, 2015
	Revenue	Percentage of revenue	Accounts receivable, net
Customer B (Vendor A)	$563,781	28%	3,132,593

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)          Major vendor

For the three months ended June 30, 2016 and 2015, the vendor who accounts for 10% or more of the Company's purchases and its outstanding accounts payable at period-end date, are presented as follows:

	Three months ended June 30, 2016		June 30, 2016
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$210,304	51%	$-
Vendor G	183,337	44%	415,966

Total	$393,641	95%	415,966

	Three months ended June 30, 2015		June 30, 2015
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$428,065	27%	$-
Vendor B	320,529	20%	51,946

Total	$748,594	47%	$51,946

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

The Company’s interest-rate risk arises from short-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2016, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 7.

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

NOTE–12           COMMITMENTS AND CONTINGENCIES

(a)          Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2017. Total rent expenses for the three months ended June 30, 2016 and 2015 was $49,470 and $34,885, respectively.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of June 30, 2016, the Company has future minimum rental payments of $43,336 under various non-cancelable operating leases in the next twelve months.

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

On January 26, 2016, Plaintiff and Ka L. Lee entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to resolve certain disputes between the parties which are the subject of the Indiana Case. Pursuant to the Settlement Agreement, Plaintiff agreed to authorize its counsel to file a stipulation dismissing the Complaint and Judgment with Prejudice and both parties agreed to mutually release and discharge each other of and from any and all actions, claims and demands whatsoever arising out of or in any way related to the Complaint and Judgment

As of June 30, 2016, in the opinion of Company’s management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

Other than as disclosed above, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(c)          Contractual commitment

The Company is committed to a series of 20 foreign exchange contracts with DBS bank to hedge the fluctuation between USD and RMB for a term of period from September 2015 to April 2017, monthly expiry. As of June 30, 2016, 10 contracts were fully executed and the remaining 10 contracts are outstanding. The Company expects no material contingent loss from these committed contracts in the next twelve months.

NOTE–13           SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes the results of our operations during the three months ended June 30, 2016 and 2015, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended June 30, 2016 to the three months ended June 30, 2015.

	Three Months Ended
	June 30,		Increase/	Increase/
	2016	2015	(Decrease)	(Decrease)

Revenue, net	$494,300	$1,969,142	$(1,474,842)	(75)%
Cost of Revenue	(425,739)	(1,683,167)	(1,257,428)	(75)%
Gross Profit	68,561	285,975	(217,414)	(76)%

General and Administrative Expenses	124,296	213,752	(89,456)	(42)%

Total Operating Expenses	124,296	213,752	(89,456)	(42)%
Income / (Loss) from Operations	(55,735)	72,223	(127,958)	(177)%
Other Income / (Expense)	(5,051)	(70,871)	(65,820)	(93)%
Income / (Loss) before Income Tax	(60,786)	1,352	(62,138)	(460)%
Income Tax Expense	-	-
Net Income / (Loss)	$(60,786)	$1,352	$(62,138)	(460)%

Revenue

Revenue for the three months ended June 30, 2016 was $494,300, a decrease of $1,474,842 or 75% from $1,969,142 for the comparable period in 2015. The decrease in revenue is primarily attributed to the cooling measures implemented in the People’s Republic of China to fix China’s overheated real estate market. This slowing of the real estate market has resulted in less demand for our products as most of our clients are in the interior decorating and furniture business. Additionally, our traditional markets in Europe and the Middle East have also suffered a dramatic drop as their economies continue to flounder as a result of political instability, a refugee crisis and a weak market for oil  .

Cost of revenue and gross profit

Cost of revenue for the three months ended June 30, 2016 was $425,739, a decrease of $1,257,428 or 75% from $1,683,167 for the comparable period in 2015. The decrease was primarily attributable to and in tandem with a decrease in sales.

Gross profit for the three months ended June 30, 2016 was $68,561, a decrease of $217,414 or 76% from $285,975 for the comparable period in 2015. The decrease was primarily attributable to decrease in sales.

General and Administrative

General and administrative expenses mainly consist of payroll, rental expenses, professional fee, bank charges and exchange gain or loss on foreign currency.

General and administrative expenses for the three months ended June 30, 2016 was $124,296, a decrease of $89,456 or 42% from $213,752 for the comparable period in 2015. The decrease was primarily attributable to a gain on the exchange difference in the EURO.

Other Income/(Expense)

Other expenses (after netting off other income) for the three months ended June 30, 2016 were $5,051, a decrease of $65,820 or 93% from other expense of $70,871 for the comparable period in 2015. The decrease in other expenses was due to decrease in sales.

Income / (Loss) before income tax

Loss before income tax for the three months ended June 30, 2016 was $60,786, an increase in losses of $62,138 or 46 times compared to income of $1,352 for the comparable year in 2015. The increase was due to the decrease in gross profit and decrease in other income.

Net loss

Net loss for the three months ended June 30, 2016 was $60,786, an increase in loss of $62,138 or 46 times from income of $1,352 for the comparable period in 2015. The increase was due to the decrease in gross profit and decrease in other income.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the three months ended June 30, 2016 were $41,438 and decreased to $520 at the end of the period, a decrease of $40,918. The decrease was primarily attributable to the repayment of our short-term borrowings.

Net cash provided by operating activities

Net cash provided by operating activities for the three months ended June 30, 2016 was $233,336, a decrease of $635,414 or 73% from net cash provided by operating activities of $868,750 for the comparable period in 2015. This decrease was primarily attributable to there being cash outflows $465,450 for accounts receivable for this period when compared to a net cash inflows of $515,839 of receivable in 2015.

Net cash used in investing activities

Net cash used in investing activities was $0 and $1,374 for the three months ended June 30, 2016 and 2015, respectively. The decrease of $1,374 in net cash used in investing activities was mainly attributable to no purchase of office equipment.

Net cash used in financing activities

Net cash used in financing activities for the three months ended June 30, 2016 was $273,997 a decrease of $683,238 or 71%, from net cash used by financing activities of $957,235 for the comparable period in 2015.  The decrease in cash used in financing activities was primarily attributable to an increase advance from a director.

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

As of June 30, 2016 and March 31, 2016, there was no accounts receivable balance transferred from Customer A to Party B. As of June 30, 2016 and March 31, 2016, the aging analysis of Party B is as follow:

	As of
	June 30, 2016	March 31, 2016
0-90 days	$978,289	$798,842
91-180 days	-	125,570
181-270 days	125,504	-
271-360 days	-	-
Over 360 days	2,744,771	2,956,685
	3,848,567	3,881,097
Less: allowance for doubtful accounts	(2,000,000)	(2,000,000)
Total	$1,848,564	$1,881,097

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $192,983 and $254,493 on June 30, 2016 and March 31, 2016, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months  . There is no identifiable expansion plan as of June 30, 2016, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of June 30, 2016, the Company has a revolving line of credit with DBS Bank (Hong Kong) Limited with an outstanding balance of $515,392, a revolving line of credit with Industrial and Commercial Bank of China (Asia) Limited with an outstanding balance of $546,731, a short term bank borrowing with Shanghai Commercial Bank with an outstanding balance of $129,880, and a trade financing payable to Tai Wah Timber Factory Limited in an aggregate of $874,484. We will require additional fund if we were to expand our business.

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

The credit facility with the Industrial and Commercial Bank of China (Asia) Limited (“ICBC”) provides for borrowings up to HK$6,400,000 (approximately $825,000), which bears interest at a rate of 2% per annum below the ICBC’s Hong Kong Dollar Best Lending Rate and are guaranteed by the Hong Kong Mortgage Corporation Limited (“HKMC”), and Ms. Mei Ling Law and Mr. Kwok Leung Lee, directors of the Company.

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$6,500,000 (approximately $838,500), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. Since June 2016, the Company terminated the credit facility with Shanghai Commercial Bank Limited in June 2016 and released the restricted cash deposit accordingly.

On June 30, 2016, the Company had aggregate secured banking facilities of $2,629,344 in which $1,567,221 is unused.

Financing Arrangement

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings with interest rate at 12% per annum, and the interest is required to pay monthly.

As of June, 2016 and March 31, 2016, the outstanding balance was $671,446 and $671,803, respectively.

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

Our accounts receivable balance as of June 30, 2016 is $2,887,991. Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw from the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2016 based on the material weaknesses defined below.

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

MANAGEMENT’S REMEDIATION PLAN

While management believes that the Company’s condensed consolidated financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US  GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

·	The Company is currently looking for an outside consultant with considerable public company reporting experience and breadth of knowledge of US GAAP to assist it with the preparation and review of its condensed consolidated financial statements. The Company is committed to establishing procedures and utilizing experienced individuals with professional supervision to properly segregate duties, prepare and approve the condensed consolidated financial statements and footnote disclosures in accordance with US GAAP.

·	The Board of Directors will be more actively involved in providing additional oversight of the Company’s internal controls, formal review of our condensed consolidated financial statements, and more detailed review of the periodic reports we anticipate filing with the SEC.

·	The Company has initiated efforts to ensure our employees understand the importance of internal controls and compliance with corporate policies and procedures.

·	The Company may retain third party specialists to assist it in the design, implementation and testing of our internal controls as necessary.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes  in the Company's internal control over financial reporting have come to management's attention during the Company's fiscal quarter ended June 30, 2016 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

As of June 30, 2016, in the opinion of Company’s management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: January 27, 2017	/s/Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer)