Form 10-Q
period 2016-09-30
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2017-01-27
CIK 1417172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

The number of shares of common stock issued and outstanding as of September 30, 2016 is 23,725,000. The number of shares of common stock issued and outstanding as of January 26, 2017 is 23,725,000.

Table of Contents

2

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GREEN DRAGON WOOD PRODUCTS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2016	March 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$29,987	$41,438
Restricted cash	-	266,053
Accounts receivable, net	2,825,532	2,422,541
Amount due from a director	-	69,972
Prepayments and other receivables	2,153,666	1,995,852

Total current assets	5,009,185	4,795,856

Non-current assets:
Plant and equipment, net	4,247	7,907

TOTAL ASSETS	$5,013,432	$4,803,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$2,067,443	$2,637,060
Account payable, trade	1,628,813	1,144,436
Accrued liabilities and other payables	1,222,850	746,674
Obligation under finance lease	12,298	13,193

Total current liabilities	4,931,404	4,541,363

Non-current liabilities:
Obligation under finance lease	-	5,641

TOTAL LIABILITIES	4,931,404	4,547,004

Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 preferred shares authorized; Series A convertible Preferred Stock, 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common stock, $0.001 par value; 23,725,000 shares issued and outstanding, respectively	23,725	23,725
Additional paid-in capital	1,236,400	1,236,400
Subscription receivable	(100,000)	(100,000)
Accumulated losses	(1,063,176)	(888,528)
Accumulated other comprehensive loss	(16,921)	(16,838)

Total stockholders’ equity	82,028	256,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,013,432	$4,803,763

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months ended September 30,		Six Months ended September 30,
	2016	2015	2016	2015

REVENUE, NET	$458,399	$884,431	$952,699	$2,853,573

COST OF REVENUES	(393,301)	(1,007,253)	(819,040)	(2,690,420)

GROSS PROFIT (LOSS)	65,098	(122,822)	133,659	163,153

General and administrative expenses	(117,834)	(216,654)	(242,130)	(430,406)

LOSS FROM OPERATIONS	(52,736)	(339,476)	(108,471)	(267,253)

Other (expense) income:
Foreign exchange loss	20,344	(7,779)	32,124	(47,730)
Interest income	-	70	105	176
Interest expense	(28,119)	(53,875)	(75,889)	(110,859)
Other (expense) income	(53,351)	10,591	(22,517)	36,549

Total other expense	(61,126)	(50,993)	(66,177)	(121,864)

LOSS BEFORE INCOME TAXES	(113,862)	(390,469)	(174,648)	(389,117)

Income tax expense	-	-	-	-

NET LOSS	$(113,862)	$(390,469)	(174,648)	(389,117)

Other comprehensive income:
– Foreign currency translation adjustment	179	563	83	1,512

COMPREHENSIVE LOSS	$(113,683)	$(389,906)	(174,731)	(387,605)

Net loss per share:
– Basic	$(0.01)	$(0.02)	(0.01)	(0.02)
– Diluted	$(0.01)	$(0.02)	(0.01)	(0.02)

Weighted average common shares outstanding:
– Basic	23,725,000	23,725,000	23,725,000	23,725,000
– Diluted	23,725,000	23,725,000	23,725,000	23,725,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(174,648)	$(389,117)
Adjustments to reconcile net income to net cash generated from operating activities
Depreciation and amortization	3,658	9,097
Stock-based compensation	-	83,562
Change in operating assets and liabilities:
Accounts receivable	(402,991)	502,539
Prepayments, deposits and other receivables	(156,531)	151,781
Accounts payable, trade	484,377	327,809
Accrued liabilities and other payables	476,176	117,538

Net cash generated from operating activities	230,041	803,209

Cash flows from investing activities:
Purchase of plant and equipment	-	(1,374)

Net cash used in investing activities	-	(1,374)

Cash flows from financing activities:
Repayment of revolving lines of credit	(569,617)	(1,056,056)
Change in restricted cash	264,770	657
Repayment of finance lease	(6,536)	(6,274)
Repayment from a director	69,972	162,114

Net cash used in financing activities	(241,411)	(899,559)

Effect on exchange rate change on cash and cash equivalents	(81)	1,498

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,451)	(96,226)

BEGINNING OF PERIOD	41,438	101,506

END OF PERIOD	$29,987	$5,280

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$75,889	$110,859

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in	Subscription	Accumulated other comprehensive	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	receivable	(loss) gain	earnings	equity

Balance as of April 1, 2016	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(16,838)	$(888,528)	$256,759

Net loss for the period	-	-	-	-	-	-	-	(174,648)	(174,648)

Foreign currency translation adjustment	-	-	-	-	-	-	(83)	-	(83)

Balance as of September 30, 2016	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	(100,000)	(16,921)	(1,063,176)	82,028

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016

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

In the opinion of management, the consolidated balance sheet as of March 31, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2017 or for any future period.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016

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

Depreciation expense for the three months ended September 30, 2016 and 2015 was $749 and $4,500, respectively.

Depreciation expense for the six months ended September 30, 2015 and 2015 was $3,658 and $9,097, respectively.

●	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of September 30, 2016 and 2015.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016

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

The provision for income taxes is determined in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the three and six months ended September 30, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2016, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Hong Kong and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Net loss per share

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the six months ended September 30, 2016 and 2015:

	September 30,
	2016	2015
Period-end HK$: US$1 exchange rate	7.75476	7.7499
Period average HK$: US$1 exchange rate	7.75824	7.7515

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the six months ended September 30, 2016 and 2015, the Company operates one reportable business segment in Hong Kong.

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

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

NOTE–4             ACCOUNTS RECEIVABLE

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the six months ended September 30, 2016 and 2015, no provision for doubtful accounts was charged to operations.

	September 30, 2016	March 31, 2016
	(Unaudited)	(Audited)

Accounts receivable, cost	$4,828,171	$4,425,256
Less: allowance for doubtful accounts	(2,002,639)	(2,002,715)

Accounts receivable, net	$2,825,532	$2,422,541

NOTE–5             PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	September 30, 2016	March 31, 2016
	(Unaudited)	(Audited)

Purchase deposits to vendors	$1,871,162	$1,779,405
Rental and utilities	34,818	34,819
Other receivables	247,686	181,628

	$2,153,666	$1,995,852

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE–6             SHORT-TERM BORROWINGS

Short-term borrowings consist of:

	September 30, 2016	March 31, 2016
	(Unaudited)	(Audited)
Payable to financial institutions in Hong Kong
Revolving line of credits
DBS Bank (Hong Kong) Limited	$595,719	$881,815
Industrial and Commercial Bank of China (Asia) Limited	547,043	635,703
Shanghai Commercial Bank Limited	-	447,739
ICICI Bank Limited	128,641	-
	1,271,403	1,965,257

Short-term bank borrowing
Shanghai Commercial Bank Limited	124,263	-

Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	671,777	671,803

	$2,067,443	$2,637,060

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

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$6,500,000 (approximately $837,000), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. Since June 2016, the Company terminated the credit facility with Shanghai Commercial Bank Limited and released the restricted cash deposit accordingly.

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings for trade payable financing with maturities of 2 to 3 months. The Company is charged a commission fee of 5% on each amount drawn from the line, payable monthly and an interest of 12% per annum, payable monthly. Additional interest is charged on any overdue balance.

On September 30, 2016, the Company had aggregate secured banking facilities of $2,759,283 in which $1,487,880 is unused.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–7             INCOME TAXES

For the six months ended September 30, 2016 and 2015, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Six months ended September 30,
	2016	2015
Tax Jurisdictions from:
-Local	$-	$-
-Foreign	(174,648)	(389,117)

Loss before income taxes	$(174,648)	$(389,117)

Provision for income taxes consisted of the following:

Six months ended September 30,
	2016	2015
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America, BVI and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the six months ended September 30, 2016 and 2015, the Company incurred no operation in the United States of America. GDWP is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the six months ended September 30, 2016 and 2015, GDI incurred no operation in the BVI.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes from foreign operation for the six months ended September 30, 2016 and 2015 are as follows:

	Six months ended September 30,
	2016	2015

Income (loss) before income taxes	$(174,648)	$(389,117)
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	(28,817)	(64,204)
Tax loss (utilized) not recognized as deferred tax assets	28,817	64,204

Income tax expenses	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of September 30, 2016 and March 31, 2016, therefore no deferred tax assets or liabilities have been recognized.

NOTE–8             STOCKHOLDERS’ EQUITY

a.	Preferred Stock - Series A Convertible Preferred Stock

As of September 30, 2016, the Company had a total of 2,000,000 shares of its preferred stock issued and outstanding.

b.	Common Stock

As of September 30, 2016, the Company had a total of 23,725,000 shares of its common stock issued and outstanding, respectively.

NOTE–9             SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Six months ended September 30,
	2016	2015
Revenue, net:
- The PRC (including Hong Kong)	$176,150	$1,761,153
- Middle East	1,441	40,448
- India	666,512	782,911
- Europe	57,127	24,651
- Other	51,469	244,410

Total	$952,699	$2,853,573

All of the Company’s long-lived assets are located in Hong Kong.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE–10          CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customer

For the three and six months ended September 30, 2016 and 2015, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at period-end date, are presented as follows:

	Three months ended September 30, 2016		September 30, 2016
	Revenue	Percentage of revenue	Accounts receivable, net
Customer E	$45,502	10%	$47,685
Customer F	44,828	83%	44,848

Total	$90,330	93%	$92,533

	Six months ended September 30, 2016		September 30, 2016
	Revenue	Percentage of revenue	Accounts receivable, net
Customer B (Vendor A)	$176,150	18%	$1,715,488
Customer C	114,421	12%	155,766
Customer D	253,101	27%	358,500

Total	$543,672	57%	$2,229,754

	Three months ended September 30, 2015		September 30, 2015
	Revenue	Percentage of revenue	Accounts receivable, net
Customer K	$116,439	13%	$116,439
Customer L	194,270	22%	194,270
Customer M	168,465	19%	132,436

Total	$479,174	54%	$443,145

	Six months ended September 30, 2015		September 30, 2015
	Revenue	Percentage of revenue	Accounts receivable, net
Customer B (Vendor A)	$644,077	22%	$2,995,480

(b)	Major vendor

For the three and six months ended September 30, 2016 and 2015, the vendor who accounts for 10% or more of the Company's purchases and its outstanding accounts payable at period-end date, are presented as follows:

	Three months ended September 30, 2016		September 30, 2016
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$321,474	88%	$-

	Six months ended September 30, 2016		September 30, 2016
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$560,237	73%	$-
Vender G	183,390	24%	515,982

Total	$743,627	97%	$515,982

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016

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

The Company’s interest-rate risk arises from short-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2016, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 7.

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

NOTE–11 COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2017. Total rent expenses for the six months ended September 30, 2016 and 2015 was $78,120 and $73,908, respectively.

As of September 30, 2016, the Company has the future minimum rental payments approximately $28,316 (HK$219,586) under various non-cancelable operating leases in the next twelve months.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016

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

(ii)  On March 17, 2014, Paul Stamper (“Plaintiff”) filed a complaint (the “Complaint”) against, among other parties, GDWPCL, in the Hendricks Superior Court located in Hendricks County in the State of Indiana, Case No. 32D05-1403-MI-70, seeking, among other things, enforcement of a judgment entered into against all defendants on December 8, 2011 in Wabash County Circuit Court, Case No. 85C01-1112-MI-1013, in the aggregate principal amount of $42,697, plus interest and costs (the “Judgment”). The Company, its officers and directors deny the material allegations of the Complaint since the Company does not conduct business in the State of Indiana and intend to vigorously defend itself in this action.

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

As of September 30, 2016, in the opinion of Company’s management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

Other than as disclosed above, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

(c)	Contractual commitment

The Company is committed to a series of 20 foreign exchange contracts with DBS bank to hedge the fluctuation between USD and RMB for a term of period from September 2015 to April 2017, monthly expiry. As of September 30, 2016, 13 contracts were fully executed and the remaining 7 contracts are outstanding. The Company expects no material contingent loss from these committed contracts in the next twelve months.

NOTE–12 SUBSEQUENT EVENTS

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes the results of our operations during the three months ended September 30, 2016 and 2015, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended September 30, 2016 to the three months ended September 30, 2015.

	Three Months Ended
	September 30,		Increase/	Increase/
	2016	2015	(Decrease)	(Decrease)

Revenue, net	$458,399	$884,431	$(426,032)	(48)%
Cost of Revenue	(393,301)	(1,007,253)	(613,952)	(61)%
Gross Profit/(Loss)	65,098	(122,822)	(187,920)	(153)%

General and Administrative Expenses	(117,834)	(216,654)	(98,820)	(46)%
Total Operating Expenses	(117,834)	(216,654)	(98,820)	(46)%
Loss from Operations	(52,736)	(339,476)	(286,740)	(84)%
Other Expense	(61,126)	(50,993)	10,133	20%
Loss before Income Tax	(113,862)	(390,469)	(276,607)	71%
Income Tax Expense		-
Net Loss	$(113,862)	$(390,469)	$(276,607)	71%

Revenue

Revenue for the three months ended September 30, 2016 was $458,399, a decrease of $426,032 or 48% from $884,431 for the comparable period in 2015. The decrease in revenue is primarily attributed to the cooling measures implemented in the People’s Republic of China to fix China’s overheated real estate market. This slowing of the real estate market has resulted in less demand for our products as most of our clients are in the interior decorating and furniture business. Additionally, our traditional markets in Europe and the Middle East have also suffered a dramatic drop as their economies continue to flounder as a result of political instability, a refugee crisis and a weak market for oil.

Cost of revenue and gross profit

Cost of revenue for the three months ended September 30, 2016 was $393,301, a decrease of $613,952 or 61% from $1,007,253 for the comparable period in 2015. The decrease was primarily attributable to a decrease in sales.

Gross profit for the three months ended September 30, 2016 was $65,098, an increase of $187,924 or 153% from gross loss of $122,822 for the comparable period in 2015. The increase was primarily attributable to an increase in sales of higher profit margin products.

General and Administrative

General and administrative expenses mainly consist of payroll, rental expenses, professional fee, bank charges and exchange gain or loss on foreign currency.

General and administrative expenses for the three months ended September 30, 2016 were $117,834, a decrease of $98,820 or 46% from $216,654 for the comparable period in 2015. The decrease was primarily attributable to cost savings.

Other Income/(Expense)

Other expenses (after netting off other income) for the three months ended September 30, 2016 were $61,126, an increase of $10,133 or 20% from other expenses of $50,993 for the comparable period in 2015. The increase in other expenses (after netting off other income) was due to a decrease in an item of other income which is handling charges for inspection of goods for a customer.

Income / (Loss) before income tax

Loss before income tax for the three months ended September 30, 2016 was $113,862, a decrease of $276,607 or 71% compared to loss of $390,469 for the comparable period in 2015. The decrease was due to a decrease in cost of revenue.

Net (loss) / income

Net loss for the three months ended September 30, 2016 was $113,862, a decrease of $276,607 or 71% compared to loss of $390,469 for the comparable period in 2015. The decrease in loss was primarily due to a decrease in our cost of revenue as discussed above.

Comparison of the Six Months Ended September 30, 2016 and 2015

The following table summarizes the results of our operations during the six months ended September 30, 2016 and 2015, and provides information regarding the dollar and percentage increase or (decrease) from the six months ended September 30, 2016 compared to the six months ended September 30, 2015.

	Six months Ended
	September 30,		Increase/	Increase/
	2016	2015	(Decrease)	(Decrease)

Revenue, net	$952,699	$2,853,573	$(1,900,874)	(67)%
Cost of Revenue	(819,040)	(2,690,420)	(1,871,380)	(70)%
Gross Profit	133,659	163,153	(29,494)	(18)%

General and Administrative Expenses	(242,130)	(430,406)	(188,276)	(44)%
Total Operating Expenses	(242,130)	(430,406)	(188,276)	(44)%
Loss from Operations	(108,471)	(267,253)	(158,782)	(59)%
Other Expense	(66,177)	(121,864)	(55,687)	(46)%
Loss before Income Tax	(174,648)	(389,117)	(214,469)	(55)%
Income Tax Expense
Net Loss	$(174,648)	$(389,117)	$(214,469)	(55)%

Revenue

Revenue for the six months ended September 30, 2016 was $952,699, a decrease of $1,900,874 or 67% from $2,853,573 for the comparable period in 2015. The decrease in revenue is primarily attributed to the cooling measures implemented in the People’s Republic of China to fix China’s overheated real estate market. This slowing of the real estate market has resulted in less demand for our products as most of our clients are in the interior decorating and furniture business. Additionally, our traditional markets in Europe and the Middle East have also suffered a dramatic drop as their economies continue to flounder as a result of political instability, a refugee crisis and a weak market for oil.

Cost of revenue and gross profit

Cost of revenue for the six months ended September 30, 2016 was $819,040, a decrease of $1,871,380 or 70% from $2,690,420 for the comparable period in 2015. The decrease was primarily attributable to and in tandem with a decrease in sales.

Gross profit for the six months ended September 30, 2016 was $133,659, a decrease of $29,494 or 18% from $163,153 for the comparable period in 2015. The decrease was primarily attributable to a decrease in sales.

General and Administrative

General and administrative expenses mainly consist of payroll, rental expenses, professional fee, bank charges and exchange gain or loss on foreign currency.

General and administrative expenses for the six months ended September 30, 2016 were $242,130, a decrease of $188,276 or 44% from $430,406 for the comparable period in 2015. The decrease was primarily attributable to cost savings.

Other Income/(Expense)

Other expenses (after netting off the other income) for the six months ended September 30, 2016 were $66,177, a decrease in other expenses of $55,687 or 46% from other expense of $121,864 for the comparable period in 2015. The decrease in other expenses (after netting off the other income) was due to an increase in one item in other income, which is handling charges for inspection of goods for a customer.

Income / (Loss) before income tax

Loss before income tax for the six months ended September 30, 2016 was $174,648, a decrease in loss of $214,469 or 44% compared to loss of $389,117 for the comparable period in 2015. The decrease in loss was due to saving costs in general expenses.

Net (loss) / income

 .

Net loss for the six ended September 30, 2016 was $174,648, a decrease in loss of $214,469 or 44% compared to loss of $389,117 for the comparable period in 2015. The decrease in loss was due to saving costs in general expenses.as discussed above.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the six months ended September 30, 2016 were $41,438 and decreased to $28,704 at the end of the period, a decrease of $12,734. The decrease was primarily attributable to net cash used in financing activities.

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended September 30, 2016 was $243,311, a decrease of $559,898 or 70% from cash provided by operating activities of $803,209 for the comparable period in 2015. This decrease was primarily attributable to an increase of cash outflow to suppliers.

Net cash used in investing activities

Net cash used in investing activities was $0 and $1,374 for the six months ended September 30, 2016 and 2015, respectively. The decrease of $1,374 in net cash used in investing activities was mainly attributable to a decrease in net cash outflow for the purchase of office equipment.

Net cash used in financing activities

Net cash used in financing activities for the six months ended September 30, 2016 was $255,964, a decrease of $643,595 or 72%, from cash used in financing activities of $899,559 for the comparable period in 2015.  The decrease in cash used in financing activities was primarily attributable to the decrease in repayments of our revolving lines of credit.

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

We have developed a prolonged business relationship with Party “B” in the sale and related products over 10 years. In the normal course of business, Party B is acting as a “customer” or a “vendor”, who generally sells and buys different types of wood products to and from us on an arm-length basis. These sale and purchases transactions are independent.

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

As of September 30, 2016 and March 31, 2016, there was no accounts receivable balance transferred from Customer A to Party B.

As of September 30, 2016 and March 31, 2016, the aging analysis of Party B is as follow:

	As of
	September 30, 2016	March 31, 2016
0-90 days	$-	$798,842
91-180 days	978,289	125,570
181-270 days	-	-
271-360 days	125,504	-
Over 360 days	2,611,695	2,956,685
	3,715,488	3,881,097
Less: allowance for doubtful accounts	(2,000,000)	(2,000,000)
Total	$1,715,488	$1,881,097

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $77,781 and $254,493 on September 30, 2016 and March 31, 2016, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2016, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of September 30, 2016, the Company has a revolving line of credit with DBS Bank (Hong Kong) Limited with an outstanding balance of $595,719, a revolving line of credit with Industrial and Commercial Bank of China (Asia) Limited with an outstanding balance of $547,043, a short-term borrowing with Shanghai Commercial Bank with an outstanding balance of $124,263, and a trade financing payable to Tai Wah Timber Factory Limited in an aggregate of $671,777. We will require additional fund if we were to expand our business.

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

On September 30, 2016, the Company had aggregate secured banking facilities of $2,759,283 in which $1,487,880 is unused.

Financing Arrangement

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings with interest rate at 12% per annum, and the interest is required to pay monthly.

As of September, 2016 and March 31, 2015, the outstanding balance was $671,777 and $976,714, respectively.

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

Our accounts receivable balance as of September 30, 2015 is $5,104,970. Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw from the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2016 based on the material weaknesses defined below.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes  in the Company's internal control over financial reporting have come to management's attention during the Company's fiscal quarter ended September 30, 2016 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

As of September 30, 2016, in the opinion of Company’s management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

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

