Form 10-Q
period 2016-12-31
GREEN DRAGON WOOD PRODUCTS, INC.
filed 2017-01-30
CIK 1417172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

GREEN DRAGON WOOD PRODUCTS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2016	March 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$57,776	$41,438
Restricted cash	-	266,053
Accounts receivable, net	1,865,837	2,422,541
Amount due from a director	-	69,972
Prepayments and other receivables	1,963,783	1,995,852

Total current assets	3,887,396	4,795,856

Non-current assets:
Plant and equipment, net	3,501	7,907

TOTAL ASSETS	$3,890,897	$4,803,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$2,017,086	$2,637,060
Account payable, trade	690,126	1,144,436
Accrued liabilities and other payables	1,099,201	746,674
Amount due to a director	107,298	-
Obligation under finance lease	8,990	13,193

Total current liabilities	3,922,701	4,541,363

Non-current liabilities:
Obligation under finance lease	-	5,641

TOTAL LIABILITIES	3,922,701	4,547,004

Stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 preferred shares authorized; Series A convertible Preferred Stock, 2,000,000 shares and 2,000,000 shares issued and outstanding, respectively	2,000	2,000
Common stock, $0.001 par value; 23,725,000 shares issued and outstanding, respectively	23,725	23,725
Additional paid-in capital	1236,400	1,236,400
Subscription receivable	(100,000)	(100,000)
Retained earnings	(1,177,317)	(888,528)
Accumulated other comprehensive loss	(16,612)	(16,838)

Total stockholders’ equity	(31,804)	256,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,890,897	$4,803,763

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months ended December 31,		Nine Months ended December 31,
	2016	2015	2016	2015

REVENUE, NET	$180,204	$697,887	$1,132,903	$3,551,460

COST OF REVENUES	(42,047)	(756,580)	(861,087)	(3,447,000)

GROSS PROFIT (LOSS)	138,157	(58,693)	271,816	104,460

General and administrative expenses	(270,252)	(217,646)	(512,382)	(648,052)

LOSS FROM OPERATIONS	(132,095)	(276,339)	(240,566)	(543,592)

Other (expense) income:
Foreign exchange loss	3,947	(2,428)	36,071	(50,158)
Interest income	1	103	106	279
Interest expense	(28,109)	(49,900)	(103,998)	(160,759)
Other income (expense)	42,115	(18,742)	19,598	17,807
Total other income (expense)	17,954	(70,967)	(48,223)	(192,831)

LOSS BEFORE INCOME TAXES	(114,141)	(347,306)	(288,789)	(736,423)

Income tax expense	-	-	-	-

NET LOSS	$(114,141)	$(347,306)	(288,789)	(736,423)

Other comprehensive income:
– Foreign currency translation adjustment	309	(152)	226	1,360

COMPREHENSIVE LOSS	$(113,832)	$(347,458)	(288,563)	(735,063)

Net (loss) income per share:
– Basic	$(0.01)	$(0.02)	(0.01)	(0.03)
– Diluted	$(0.01)	$(0.02)	(0.01)	(0.03)

Weighted average common shares outstanding:
– Basic	23,725,000	23,725,000	23,725,000	23,725,000
– Diluted	23,725,000	23,725,000	23,725,000	23,725,000

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(288,789)	$(736,423)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	4,410	13,598
Stock-based compensation	-	125,571
Change in operating assets and liabilities:
Accounts receivable	556,704	913,036
Prepayments, deposits and other receivables	32,069	(367,029)
Accounts payable, trade	(454,310)	699,746
Accrued liabilities and other payables	352,527	265,613
Net cash provided by operating activities	202,611	914,112

Cash flows from investing activities:
Purchase of plant and equipment	-	(1,374)
Net cash used in investing activities	-	(1,374)

Cash flows from financing activities:
Repayment of short-term borrowings	(619,974)	(1,253,583)
Change in restricted cash	266,053	7,728
Repayment of finance lease	(9,844)	(9,468)
Advance from a director	177,270	245,040
Net cash used in financing activities	(186,495)	(1,010,283)

Effect on exchange rate change on cash and cash equivalents	222	1,347

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,338	(96,198)

BEGINNING OF PERIOD	41,438	101,506

END OF PERIOD	$57,776	$5,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$-	$-
Cash paid for interest	$103,998	$160,759

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Subscription receivable	Accumulated losses	Accumulated Other Comprehensive loss	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balance as of April 1, 2016	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(888,528)	$(16,838)	$256,759

Net loss for the period	-	-	-	-	-	-	(288,789)	-	(288,789)

Foreign currency translation adjustment	-	-	-	-	-	-	-	226	226

Balance as of December 31, 2016	2,000,000	$2,000	23,725,000	$23,725	$1,236,400	$(100,000)	$(1,177,317)	$(16,612)	$(31,804)

See accompanying notes to condensed consolidated financial statements.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016

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

In the opinion of management, the consolidated balance sheet as of March 31, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2017 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2016.

NOTE – 2	ORGANIZATION AND BUSINESS BACKGROUND

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016

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

Depreciation expense for the three months ended December 31, 2016 and 2015 was $752 and $4,501, respectively.

Depreciation expense for the nine months ended December 31, 2016 and 2015 was $4,410 and $13,598 respectively.

●	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of December 31, 2016 and 2015.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016

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

For the three and nine months ended December 31, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2016, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016

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

Translation of amounts from HK$ into US$1 has been made at the following exchange rates for the nine months ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Period-end HK$: US$1 exchange rate	7.7504	7.7504
Period average HK$: US$1 exchange rate	7.7511	7.7511

●	Related parties

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the three and nine months ended December 31, 2016 and 2015, the Company operates one reportable business segment in Hong Kong.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016

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

NOTE – 4	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.

For the nine months ended December 31, 2016 and 2015, no provision for doubtful accounts was charged to operations.

	December 31, 2016	March 31, 2016
	(Unaudited)	(Audited)

Accounts receivable, cost	$3,869,603	$4,425,256
Less: allowance for doubtful accounts	(2,003,766)	(2,002,715)
Accounts receivable, net	$1,865,837	$2,422,541

NOTE – 5	PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of:

	December 31, 2016	March 31, 2016
	(Unaudited)	(Audited)

Purchase deposits to vendors	$1,803,738	$1,779,405
Rental and utilities	34,837	34,819
Other receivables	125,208	181,628
	$1,963,783	$1,995,852

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company.

NOTE –6	AMOUNT DUE TO A DIRECTOR

As of December 31, 2016, the balance represented temporary advances made by Mr. Lee, the director to the Company, which was unsecured, interest-free with no fixed terms of repayment. Imputed interest is not significant.

NOTE – 7	SHORT-TERM BORROWINGS

Short-term borrowings consist of:

	December 31, 2016	March 31, 2016
	(Unaudited)	(Audited)
Payable to financial institutions in Hong Kong:
Revolving line of credits
DBS Bank (Hong Kong) Limited	$399,363	$881,815
Industrial and Commercial Bank of China (Asia) Limited	553,048	635,703
Shanghai Commercial Bank Limited	-	447,739
ICICI Bank Limited	138,065	-
Bank of China (Hong Kong) Limited	254,456	-
	1,344,932	1,965,257

Payable to third parties (under supplier agreement)
Tai Wah Timber Factory Limited	672,154	671,803
	$2,017,086	$2,637,060

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

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $837,000), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. Since June 2016, the Company terminated the credit facility with Shanghai Commercial Bank Limited and released the restricted cash deposit accordingly. The loan was fully repaid during the nine months ended December 31, 2016.

The credit facility with the Bank of China (Hong Kong) Limited (“BOC”) provides for borrowings up to HK$2,000,000 (approximately $258,000), which bears interest at a rate of 0.5% per annum below the HKD Prime Rate and are guaranteed by Mr. Kwok Leung Lee, a director of the Company.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016

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

At December 31, 2016, the Company had aggregate secured banking facilities of $3,028,239 in which $1,683,307 is unused.

NOTE –8	INCOME TAXES

For the nine months ended December 31, 2016 and 2015, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended December 31,
	2016	2015
Tax Jurisdictions from:
-Local	$-	$-
-Foreign	(288,789)	(736,423)
Loss before income taxes	$(288,789)	$(736,423)

Provision for income taxes consisted of the following:

Nine months ended December 31,
	2016	2015
Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America, BVI and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

GDWP is registered in the State of Florida and is subject to the tax laws of the United States of America. For the nine months ended December 31, 2016 and 2015, the Company incurred no operation in the United States of America. GDWP is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

British Virgin Island

Under the current BVI law, GDI is not subject to tax on income or profit. For the nine months ended December 31, 2016 and 2015, GDI incurred no operation in the BVI.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the nine months ended December 31, 2016 and 2015 are as follows:

	Nine months ended December 31,
	2016	2015

Loss before income taxes	$(288,789)	$(736,423)
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	(47,650)	(121,510)
Tax loss not recognized (utilized) as deferred tax assets	47,650	121,510

Income tax expenses	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of December 31, 2016 and March 31, 2016, therefore no deferred tax assets or liabilities have been recognized.

NOTE – 9	STOCKHOLDERS’ EQUITY

a.	Preferred Stock - Series A Convertible Preferred Stock

As of December 31, 2016, the Company had a total of 2,000,000 shares of its preferred stock issued and outstanding.

b.	Common Stock

As of December 31, 2016, the Company had a total of 23,725,000 shares of its common stock issued and outstanding, respectively.

NOTE – 10	SEGMENT INFORMATION

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Nine months ended December 31,
	2016	2015
Revenue, net:
- The PRC (including Hong Kong)	$180,041	$2,090,545
- Middle East	1,441	40,450
- India	853,740	1,119,568
- Europe	57,127	56,476
- Other	40,554	244,421

Total	$1,132,903	$3,551,460

All of the Company’s long-lived assets are located in Hong Kong.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 11	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customer

For the three and nine months ended December 31, 2016 and 2015, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at period-end date, are presented as follows:

	Three months ended December 31, 2016		December 31, 2016
	Revenue	Percentage of revenue	Accounts receivable ,net
Customer C	$108,454	58%	$-
Customer G	25,361	14%	484
Customer O	52,079	27%	8,640
Total	$185,894	99%	$9,124

	Nine months ended December 31, 2016		December 31, 2016
	Revenue	Percentage of revenue	Accounts receivable ,net
Customer C	$222,981	20%	$-
Customer D	253,335	22%	132,722
Customer O	138,976	12%	8,640
Customer B (Vendor A)	180,042	16%	1,453,475
Total	$795,334	70%	$1,594,837

	Three months ended December 31, 2015		December 31, 2015
	Revenue	Percentage of revenue	Accounts receivable ,net
Customer M	$194,541	28%	$125,800
Customer N	106,006	15%	-
Customer O	73,196	10%	79,365
Customer B (Vendor A)	134,789	19%	3,082,613
Total	$508,532	72%	$3,287,778

	Nine months ended December 31, 2015		December 31, 2015
	Revenue	Percentage of revenue	Accounts receivable ,net
Customer M	$432,921	12%	$125,800
Customer B (Vendor A)	778,825	22%	3,082,613
Total	$1,211,746	34%	$3,208,413

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)	Major vendor

For the three and nine months ended December 31, 2016 and 2015, the customer who accounts for 10% or more of the Company's purchases and its outstanding accounts payable at period-end date, are presented as follows:

	Three months ended December 31, 2016		December 31, 2016
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$20,446	100%	$-

	Nine months ended December 31, 2016		December 31, 2016
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$552,774	69%	$-
Vender G	183,559	23%	412,419
Total	$736,333	92%	$412,419

	Three months ended December 31, 2015		December 31, 2015
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$159,075	30%	$-
Vendor F	75,480	14%	75,480
Vender G	231,225	43%	229,599
Total	$465,780	87%	$305,079

	Nine months ended December 31, 2015		December 31, 2015
	Purchase	Percentage of purchase	Accounts payable
Vendor A (Customer B)	$805,281	27%	$-
Vendor B	358,316	12%	90,299
Vendor E	306,250	10%	-
Vender G	348,290	12%	229,599
Total	$1,818,137	61%	$319,898

(c)	Credit risk

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

The Company’s interest-rate risk arises from short-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest rate risk. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2016, all of borrowings were at variable rates. The interest rates and terms of repayment of the borrowings are disclosed in Note 7.

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

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 12	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company’s subsidiary in Hong Kong is committed under several non-cancelable operating leases with fixed monthly rentals, due through February 2017. Total rent expenses for the nine months ended December 31, 2016 and 2015 was $89,440 and $115,008, respectively.

As of December 31, 2016, the Company has the future minimum rental payments approximately $13,283 (HK$102,946) under various non-cancelable operating leases in the next twelve months.

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

On January 26, 2016, Plaintiff and Ka L. Lee entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) to resolve certain disputes between the parties which are the subject of the Indiana Case. Pursuant to the Settlement Agreement, Plaintiff agreed to authorize its counsel to file a stipulation dismissing the Complaint and Judgment with Prejudice and both parties agreed to mutually release and discharge each other of and from any and all actions, claims and demands whatsoever arising out of or in any way related to the Complaint and Judgment

As of December 31, 2016, in the opinion of Company’s management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

Other than as disclosed above, we know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

GREEN DRAGON WOOD PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(c)	Contractual commitment

The Company is committed to a series of 20 foreign exchange contracts with DBS bank to hedge the fluctuation between USD and RMB for a term of period from September 2015 to April 2017, monthly expiry. As of December 31, 2016, 16 contracts were fully executed and the remaining 4 contracts are outstanding. The Company expects no material contingent loss from these committed contracts in the next twelve months.

NOTE – 13	SUBSEQUENT EVENTS

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

Results of Operations

Comparison of the Three Months Ended December 31, 2016 and 2015

The following table summarizes the results of our operations during the three months ended December 31, 2016 and 2015, and provides information regarding the dollar and percentage increase or (decrease) from the three months ended December 31, 2016 to the three months ended December 31, 2015.

	Three Months Ended
	December 31,		Increase/	Increase/
	2016	2015	(Decrease)	(Decrease)

Revenue, net	$180,204	697,887	$(517,683)	(74%)
Cost of Revenue	(42,047)	(756,580)	(714,533)	(94%)
Gross Profit (Loss)	138,157	(58,693)	196,850	335%

General and Administrative Expenses	270,252	217,646	52,606	24%
Total Operating Expenses	270,252	217,646	52,606	24%
Loss from Operations	(132,095)	(276,339)	(144,244)	(52%)
Other Income / (Expense)	17,954	(70,967)	88,921	125%
Loss before Income Tax	(114,141)	(347,306)	(223,165)	(64%)
Income Tax Expense
Net Loss	$(114,141)	(347,306)	$(223,165)	(64%)

Revenue

Revenue for the three months ended December 31, 2016 was $180,204, a decrease of $517,683 or 74% from $697,887 for the comparable period in 2015. The decrease in revenue is primarily attributed to the cooling measures implemented in the People’s Republic of China to fix China’s overheated real estate market. This slowing of the real estate market has resulted in less demand for our products as most of our clients are in the interior decorating and furniture business.

Additionally, our traditional markets in the Middle East have also suffered a dramatic drop as their economies continue to flounder as a result of political instability, a refugee crisis and a weak market for oil.

Cost of revenue and gross profit

Cost of revenue for the three months ended December 31, 2016 was $42,047, a decrease of $714,533 or 94% from $756,580 for the comparable period in 2015. The decrease was primarily attributable to and in tandem with a decrease in sales.

Gross profit for the three months ended December 31, 2016 was $138,157, an increase in profit of $196,850 or 335% from gross loss $58,693 for the comparable period in 2015. The increase was primarily attributable to increase in sales of higher profit margin products.

General and Administrative

General and administrative expenses mainly consist of payroll, rental expenses, professional fee, bank charges and exchange gain or loss on foreign currency.

General and administrative expenses for the three months ended December 31, 2016 was $270,252, an increase of $52,606 or 24% from $217,646 for the comparable period in 2015. The increase was primarily attributable to a loss on the exchange difference in the EURO.

Other Income/(Expense)

Other income (after netting off other expenses) for the three months ended December 31, 2016 were $17,954, a decrease of other expenses $88,291or 125% from other expense of $70,967 for the comparable period in 2015. The decrease in other expenses was due to a decrease in other income which is handling charges for inspection of goods for a customer .

Loss before income tax

Loss before income tax for the three months ended December 31, 2016 was $114,141, a decrease of $223,165 or 64% compared to a loss of $347,306 for the comparable period in 2015. The decrease was due to the decrease in sales and increase in administrative expenses.

Net loss

Net loss for the three months ended December 31, 2016 was $114,141, a decrease of $223,165 or 64% compared to a loss of $347,306 for the comparable period in 2015. The decrease was due to the decrease in sales and increase in administrative expenses.

Comparison of the Nine months Ended December 31, 2016 and 2015

The following table summarizes the results of our operations during the nine months ended December 31, 2016 and 2015, and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended December 31, 2016 compared the nine months ended December 31, 2015.

	Nine months Ended
	December 31,		Increase/	Increase/
	2016	2015	(Decrease)	(Decrease)

Revenue, net	$1,132,903	$3,551,460	$(2,418,557)	(68%)
Cost of Revenue	(861,087)	(3,447,000)	(2,585,913)	(75%)
Gross Profit	271,816	104,460	167,356	160%

General and Administrative Expenses	512,382	648,052	(135,670)	(21%)
Total Operating Expenses	512,382	648,052	(135,670)	(21%)
Loss from Operations	(240,566)	(543,592)	(303,026)	(56%)
Other Expense	(48,223)	(192,831)	(144,608)	(75%)
Loss before Income Tax	(288,789)	(736,423)	(447,634)	(61%)
Income Tax Expense
Net Loss	$(288,789)	$(736,423)	$(447,634)	(61%)

Revenue

Revenue for the nine months ended December 31, 2016 was $1,132,903, a decrease of $2,418,557 or 68% from $3,551,460 for the comparable period in 2015. The decrease in revenue is primarily attributed to the cooling measures implemented in the People’s Republic of China to fix China’s overheated real estate market. This slowing of the real estate market has resulted in less demand for our products as most of our clients are in the interior decorating and furniture business.

Additionally, our traditional markets in Europe and the Middle East have also suffered a dramatic drop as their economies continue to flounder as a result of political instability, a refugee crisis and a weak market for oil.

Cost of revenue and gross profit

Cost of revenue for the nine months ended December 31, 2016 was $861,087, a decrease of $2,585,913 or 75% from $3,447,000 for the comparable period in 2015. The decrease was primarily attributable to and in tandem with a decrease in sales.

Gross profit for the nine months ended December 31, 2016 was $271,816, an increase of $167,356 or 160% from $104,460 for the comparable period in 2015. The increase was primarily attributable to increase in sales of higher profit margin products.

General and Administrative

General and administrative expenses mainly consist of payroll, rental expenses, professional fee, bank charges and exchange gain or loss on foreign currency.

General and administrative expenses for the nine months ended December 31, 2016 were $512,382, a decrease of $135,670 or 21% from $648,052 for the comparable period in 2015. The decrease was primarily attributable to cost savings.

Other Income/(Expense)

Other expenses (after netting off the other income) for the nine months ended December 31, 2016 were $48,223, a decrease in other expenses of $144,608 or 75% from other expense of $192,831 for the comparable period in 2015. The decrease in other expenses (after netting off the other income) was due to an increase in one item in other income, which is handling charges for inspection of goods for a customer.

Loss before income tax

Loss before income tax for the nine months ended December 31, 2016 was $288,789, a decrease in loss of $447,634 or 61% compared to loss of $736,423 for the comparable period in 2015. The decrease was due to increase in sales of higher profit margin products and decrease in administrative expenses.

Net loss

Net loss for the nine months ended December 31, 2016 was $288,789, a decrease in loss of $447,634 or 61% compared to loss of $736,423 for the comparable period in 2015. The decrease was due to increase in sales of higher profit margin products and decrease in administrative expenses as discussed above.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the nine months ended December 31, 2016 were $41,438 and increased to $57,776 at the end of the period, an increase of $16,338. The increase was primarily attributable to the decrease of repayment of our revolving lines of credit.

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended December 31, 2016 was $202,611, a decrease of $711,501 or 78% from net cash provided by operating activities of $914,112 for the comparable period in 2015. This decrease was primarily attributable to cash outflows of $454,310 for accounts payable for this period when compared to a net cash inflows of $699,746 of accounts payable in 2015.

Net cash used in investing activities

Net cash used in investing activities was $0 and $1,374 for the nine months ended December 31, 2016 and 2015, respectively. The decrease of $1,374 in net cash used in investing activities was mainly attributable to the no purchase of office equipment

Net cash used in financing activities

Net cash used in financing activities for the nine months ended December 31, 2016 was $186,495 a decrease of $823,788 or 82%, from net cash used by financing activities of $1,010,283 for the comparable period in 2015.  The decrease in cash used in financing activities was primarily attributable to a decrease in repayments of our revolving lines of credit

Non-cash transaction

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

As of December 31, 2016 and March 31, 2016, no accounts receivable balance transferred from Customer A to Party B . The accounts receivable balances of Customer A and Party B under the tri-parties settlement arrangement is presented as follows:

	As of
	December 31, 2016	March 31, 2016
0-90 days	$-	$798,842
91-180 days	-	125,570
181-270 days	978,289	-
271-360 days	-	-
Over 360 days	2,475,186	2,956,685
	3,453,475	3,881,097
Less: allowance for doubtful accounts	(2,000,000)	(2,000,000)
Total	$1,453,475	$1,881,097

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $-35,305 and $254,493 on December 31, 2016 and March 31, 2016, respectively.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of December 31, 2016, but from time to time , we may identify new business opportunities to improve the profitability and working capital from operations.

Capital Resources

As of December 31, 2016, the Company has a revolving line of credit with DBS Bank (Hong Kong) Limited with an outstanding balance of $399,363, a revolving line of credit with Industrial and Commercial Bank of China (Asia) Limited with an outstanding balance of $553,048, a revolving line of credit with ICICI Bank Limited with an outstanding balance of $138,065, a revolving line of credit with Bank of China (Hong Kong) Limited with an outstanding balance of $254,456 and a trade financing payable to Tai Wah Timber Factory Limited in an aggregate of $672,154. We will require additional fund if we were to expand our business.

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

The credit facility with Shanghai Commercial Bank Limited provides for borrowings up to HK$ 6,500,000 (approximately $837,000), which bears interest at a rate of 0.25% per annum over Hong Kong prime for HK dollars facilities and at a rate of 0.25% per annum over US prime for US dollars facilities and is personally guaranteed by Mr. Lee, director of the Company. Since June 2016, the Company terminated the credit facility with Shanghai Commercial Bank Limited and released the restricted cash deposit accordingly. The loan was fully repaid during the nine months ended December 31, 2016.

The credit facility with the Bank of China (Hong Kong) Limited (“BOC”) provides for borrowings up to HK$2,000,000 (approximately $258,000), which bears interest at a rate of 0.5% per annum below the HKD Prime Rate and are guaranteed by Mr. Kwok Leung Lee, a director of the Company.

On December 31, 2016, the Company had aggregate secured banking facilities of $3,028,239 in which $1,683,307 was unused.

Financing Arrangement

The financing arrangement with Tai Wah Timber Factory Limited provides for borrowings with interest rate at 12% per annum, and the interest is required to pay monthly.

As of December 31, 2016 and March 31, 2016, the outstanding balance was $672,154 and $671,803, respectively.

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

Our accounts receivable balance as of December 31, 2016 is $1,865,837. Our accounts receivable are not considered by management to be high due to the nature of payment for our products.  Our clients are required to provide credit facilities for their product by a Letter of Credit or other negotiable method of payment for the amount owed.  We draw from the Letter of Credit prior to delivery only in the event that it is needed to maintain sufficient cash flow to cover our operations.  We pay the cost of drawing on any Letter of Credit.  Because our cash flow is typically sufficient to cover our operations we do not carry accounts receivable unless prior arrangements have been made.  It is company policy to recognize revenue when the product is shipped to our customers.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2016 based on the material weaknesses defined below.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes  in the Company's internal control over financial reporting have come to management's attention during the Company's fiscal quarter ended December 31, 2016 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

As of December 31, 2016, in the opinion of Company’s management, the resolution of this matter will not have a material effect on the Company’s financial statements in the foreseeable future.

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

GREEN DRAGON WOOD PRODUCTS, INC.

Dated: January 27, 2017	/s/ Kwok Leung Lee
Kwok Leung Lee
President
(principal executive officer, principal financial officer, and principal accounting officer)

